Form 10-K
period 2009-12-31
GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
filed 2010-03-05
CIK 1471038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34551

Global Defense Technology & Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4477465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Farm Credit Drive, Suite 2300 McLean, VA	22102-5011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

703-738-2840

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock $0.01 par value per share	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the counter market. Our common stock began trading on the Nasdaq Global Market on November 20, 2009. As of December 31, 2009, the aggregate market value of the voting stock held by non-affiliates was $78,809,261.96 based on the number of shares held by non-affiliates of the registrant as of December 31, 2009, and based on the reported last sale price of our common stock on December 31, 2009. Shares of our common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 3, 2010, 9,071,812 of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this annual report on Form 10-K. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC

Index to Annual Report on Form 10-K

For the Year Ending December 31, 2009

PART I

ITEM 1. BUSINESS

Except as otherwise indicated, or as the context otherwise requires, the “Company,” “GLOBAL Defense Technology,” “GTEC,” “we,” “us,” and “our” refer to Global Defense Technology & Systems, Inc., a Delaware corporation, and, where appropriate, its direct and indirect subsidiaries, Global Strategies Group (North America) Inc., our operating company, which we refer to as GNA, and The Analysis Corp., which we refer to as TAC.

Note regarding forward-looking statements

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere in this annual report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would,” or similar words, You should read these statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict or control accurately. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Before you invest in our common stock, you should be aware that the occurrence of the events described above, in the section captioned “Risk Factors” and elsewhere in this annual report on Form 10-K could have a material adverse effect on our business, results of operations and financial position.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

Our Company

We provide mission-critical technology-based systems, solutions, and services for national security agencies and programs of the U.S. government. Our services and solutions are integral parts of mission-critical programs run by the Department of Defense, Intelligence Community, Department of Homeland Security, federal law enforcement agencies, and other parts of the federal government charged with national security responsibilities. The programs that we support are generally funded as part of the budgets and spending levels of U.S. government agencies entrusted with carrying out the U.S. government’s defense, intelligence, and homeland security missions.

Our primary areas of expertise include:

•	counter-terrorism intelligence and analysis

•	data analysis and intelligence fusion tools

•	force mobility, modernization, and survivability solutions

•	maritime domain awareness and navigation systems

•	systems and software engineering

•	network and communications management; and

•	decision support systems for command and control.

Our revenue for 2009 was $212.8 million and our total backlog was $639.6 million, of which $103.1 million was funded and $536.5 million was unfunded. This compares to revenue for 2008 of $189.4 million and total backlog of $476.4 million, of which $115.9 million was funded and $360.5 million was unfunded. For a discussion of how we calculate backlog, see “—Backlog.”

We conduct our business through two reportable segments: Technology and Intelligence Services, or TIS, and Force Mobility and Modernization Systems, or FMMS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to our consolidated financial statements for financial disclosures related to our two reportable segments. Through our TIS segment, we provide a broad range of technology-based services and solutions, including counter-terrorism and intelligence solutions and command, control and decision support solutions, to customers in the Department of Defense, the Intelligence Community and other U.S. agencies. Our TIS segment is comprised of the operations of TAC and our Global Mission Systems, or GMS, division. Through our FMMS segment, we provide customers, primarily in the Department of Defense, with solutions that entail the design, engineering and integration of highly mobile mission support systems. Our FMMS segment is comprised of the operations of our Global Defense Engineering, or GDE, division.

We have experienced organic growth in the past several years and are operating in market segments that are well-funded. As a result, our revenue has grown at a compound annual growth rate, or CAGR, of 17.5% from the twelve-month period ended March 31, 2005 to the twelve-month period ended December 31, 2009. We intend to accelerate our growth by acquiring technology-driven national security companies and capabilities and integrating them into our current business.

Our History and Organizational Structure

In 2006, our former indirect parent, Global Strategies Group Holding, S.A., which we refer to as GLOBAL, formed Contego Systems Inc., which in turn established Global Technology Strategies, Inc., for the purpose of commencing technology operations in the U.S. and hired Ronald Jones, our Executive Vice President, Corporate Development, to lead this effort. On February 9, 2007, Global Technology Strategies, Inc. acquired SFA, Inc., which we refer to as SFA. SFA was originally founded in 1969 as Sachs Freeman Associates, a provider of technology services to the federal government. SFA grew organically for most of the 38 years prior to its acquisition, and also completed two acquisitions. In 1988, SFA acquired Frederick Manufacturing and, in 2003, it acquired TAC. Subsequent to the SFA acquisition, SFA was renamed Global Strategies Group (North America) Inc., or GNA, and Global Technology Strategies, Inc. was renamed Global Strategies Group Holding (North America) Inc., or GNA Holding. GNA and TAC are our operating subsidiaries. At the end of 2008, as part of a restructuring, we were formed as a wholly owned subsidiary of Contego Systems Inc. under the name Contego NewCo Company, a Delaware corporation, and immediately thereafter Contego Systems Inc. was converted into Contego Systems LLC. Our name was changed to Global Defense Technology & Systems, Inc. in July 2009. From the date of the SFA acquisition, we have operated separately from GLOBAL and its other affiliates, with a board, including four independent directors, and have focused exclusively on customers in the U.S. government. We completed our Initial Public Offering on November 25, 2009 and correspondingly completed a series of restructuring transactions, including the merger of GNA Holding with and into GNA, resulting in GNA becoming our direct, wholly owned subsidiary. GLOBAL continues to be our largest beneficial stockholder, owning approximately 42.0% of our outstanding stock.

Capabilities and Customer Solutions

We tailor our solutions to our customers’ requirements based on our technical acumen and knowledge of the mission, often helping the customer define their requirements and range of needs. We then formulate and propose a specific solution that is often technologically differentiated from competitors’ proposals to the same customer.

Capabilities

Our business is driven by the following core capabilities and expertise:

• Software Engineering	• Technology Development

• Systems Engineering	• Engineering Design, Prototyping and Integration

• Mission System IT & Architectures

Software Engineering

We design, develop, document, test, integrate and implement custom software modules and solutions focused on Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance, or “C41SR,” C4ISR and Intelligence Community applications. These services range from firmware development for weapons systems to web-based portal development for network operations centers. We also develop applications that provide real-time sensor control and fusion, data integration and correlation, communications management, cross-domain solutions, knowledge management, automated navigation systems and decision support systems. We have a Capabilities Maturity Model Integration (CMMI) Level III certification issued by the Carnegie Mellon Software Engineering Institute in June 2009. The CMMI Level III rating certifies that we have implemented best practices associated with integrated product and process development and supplier sourcing. Using these certified practices and processes, we have optimized our software production in areas such as schedule, quality, repeatability and goal completion. The U.S. government often requires a CMMI Level III rating as a qualification to bid on complex software development and systems integration projects.

Systems Engineering

We provide services to design, develop and implement custom mission systems for communications, decision support and sensor integration. In this capacity we provide systems, solutions and services for dynamic network and bandwidth management, joint law enforcement and Department of Defense tactical data links, network topology design, integration of legacy systems and interfaces, integration of diverse and disparate sensors, geospatial systems and data fusion for decision support.

Mission Systems IT & Architectures

We design, develop and run mission-critical information technology systems and architectures. Beginning with a set of requirements, we combine our operational subject matter expertise (e.g., intelligence and C4ISR) and our information technology capabilities to develop new operational approaches and methodologies into the mission architecture. Among other solutions, we use this capability in the design and operation of a key terrorist tracking center in the national security/law enforcement community.

Technology Development

Our technology development capabilities involve teams of research engineers seeking innovative approaches to complex and enduring national security problems. We investigate and develop new technologies that can be used to improve, enhance or create new systems and solutions for use by military and national security customers. We lead customer-funded research and development efforts at government research laboratories in the fields of electronics, acoustics, electronic warfare, radar, optics, chemistry, plasma physics, materials, space sciences and other disciplines. Our personnel also integrate sensors, components and devices on aircraft and into aircraft reconnaissance pods.

Engineering Design, Prototyping and Integration

We design, assemble and deploy a number of highly-engineered solutions for the U.S. military services to support force mobility and modernization requirements and to move the U.S. military to a more expeditionary footing. Our engineering expertise is in designing new systems to service support requirements in the field for highly mobile and survivable systems with a smaller footprint or more efficient water, power, electric, communications and operational configurations. We are an ISO 9001:2000 approved company.

Customer Solutions

The solutions we offer our customers fall into the following two major categories:

•	Counter-Terrorism, Intelligence, and Command, Control and Decision Support Solutions

•	Highly Engineered Force Mobility and Modernization Solutions

Counter-Terrorism, Intelligence, and Command, Control and Decision Support Solutions

•

Watch-standing systems for U.S. government agencies.    We provide IT specialists, software developers and counter-terrorism subject matter experts to a number of agencies in the U.S. government who maintain active terrorist “watch lists” and counter-terrorism analytical centers. Our experts assist the government with the technical infrastructure required for all-source strategic and tactical analysis. For the systems and tools we design and develop, we also provide the experts to monitor multiple classified and unclassified networks for potential terrorist-related threats, and to provide early warning and threat notification to key government officials for rapid decision-making. We also assist the government by facilitating the flow of critical information between federal, state and local agencies. We believe our work contributes significantly to closing the gaps between the collection and analysis of actionable intelligence.

•	Management of a Software Development Center for a national security agency. We perform custom application development, integration and various levels of analysis, testing and validation.

•

Analytical and information-sharing tools to integrate commercial off-the-shelf software with government systems.    For a prominent Intelligence Community customer, we are currently deploying innovative analytical tools and specialists to facilitate faster and more thorough analysis of threats, as well as cross-agency information sharing. We integrate key data sources to explore relationships of interest. These findings can then be shared among analysts in a collaborative work environment.

•

Identity management solutions.    We design solutions to enable clients to counter the threat of terrorism on the Internet by analyzing the increased use of the web by extremist organizations, with a focus on identifying and analyzing terrorist communications and attack planning. Using our solution, analysts can identify, monitor and assess the intent and capabilities of extremists via the Internet.

•

Complex network and communications toolkits and solutions for the U.S. Navy and the U.S. Coast Guard.    These solutions include network topology design, data encryption algorithm development, cross domain solution development, data visualization and high assurance guard (HAG) development, which enables the transfer of classified and unclassified data to and from multiple security enclaves (groups of machines pulled together to protect networks from outside interference and attacks by forming secure virtual subnets). Our solutions are applied to dynamic and heterogeneous voice, video and data infrastructures for mission-critical systems and weapons platforms.

•

Systems and tools to integrate, process and distribute data from diverse and disparate sensors, equipment and information sources that allow decision-makers to improve their situational awareness and decision making.    Using proprietary tool kits and systems, we have developed solutions such as WatchIT, which integrates complex sensor data with a geospatial overlay into a desktop command and control system. This capability allows operators to intuitively manage a large array of sensor systems and automates many of the manual tasks that the decision-maker must execute in a time of crisis. In addition to WatchIT, we have developed a plug-and-play architecture for legacy and state-of-the-art C4ISR sensors. This architecture, called ResourceNet, provides a quick and easy application interface for any kind of sensor or network appliance with a digital interface, greatly reducing the non-recurring costs for sensor/device integration.

•

Navigation and geospatial information systems to enhance maritime domain awareness.    For over 15 years we have designed and deployed computer-based navigation systems and geospatial information systems that integrate data from multiple sensors in order to give the U.S. Coast Guard and other maritime services real-time situational awareness of the littoral waterways and port/harbor environments.

Highly Engineered Force Mobility and Modernization Solutions

•

Innovative tactical water purification systems that provide high quality drinking water to U.S. troops in operational environments.    The system is capable of purifying, storing and dispensing potable water from fresh, brackish, sea and nuclear, biological and chemically contaminated waters. Our water purification technology has also been extended to shower waste water reuse. This initial design is also being extended to handle laundry and other gray waters to provide a more general use. In addition to our systems for purifying water, we are also developing systems to transport and to package drinking water for users in the field. We are currently pursuing revenue opportunities for these water technologies.

•

Operational systems that support deployed military personnel over extended periods in austere field environments.    These systems are expeditionary field feeding units, showers, laundries and waste disposal units to support personal hygiene. We also provide a complete, self-contained expeditionary base camp system that provides billeting, feeding and hygiene services for over 550 soldiers and support staff. We design units that are entirely self-sufficient and environmentally-friendly.

•

Transportable military medical systems.    These systems include service-proven Mobile Dental Units (MODENT), Chemical Protected Deployable Medical Units (CPDEPMED), and Chemical Protected Expeditionary Waste Disposal Units to support personal hygiene for mobile military hospitals.

•

Command and control systems used for communications and mobile applications.    We have developed significant expertise in mobile systems integration of communications and electronics equipment into platforms ranging from land vehicles to transportable shelters.

•

Technical, engineering, and software development support services.    We have been supporting the U.S. Army Aberdeen Test Center, Aberdeen Proving Ground continuously for over 20 years, providing scientific and engineering support for the development of instrumentation systems and test facilities. Our support has been enhanced with on-site engineers and software developers. The emphasis has been quick response design and development of instrumentation solutions to collect, process and display operational characteristics associated with testing of military systems.

Customers

We derive substantially all of our revenue from contracts with federal government agencies involved with national security missions. Our customers include the Department of Defense, Department of Homeland Security, the Department of State and other national agencies. For 2009, we derived approximately 75% of our revenue from the Department of Defense, including the U.S. Army, U.S. Navy, U.S. Marine Corps and National Guard and Department of Defense agencies within the Intelligence Community and approximately 25% of our revenue from national security agencies including the Department of Homeland Security, federal law enforcement agencies and other agencies in the Intelligence Community.

Our customers include various intelligence, defense and other national agencies such as:

Department of Defense	National Security Agencies

•   Space and Naval Warfare Systems Command

(SPAWAR)

•   Naval Research Laboratory (NRL)

•   U.S. Army Aberdeen Test Center

•   U.S. Army Natick Soldiers Systems Center

•   U.S. Army TACOM (Tank-Automotive and Armaments Command)

•   Department of Defense Intelligence Community

• Other Intelligence Community • Department of Homeland Security • Department of Justice • Transportation Security Agency • U.S. Coast Guard • Department of State • Federal Bureau of Investigation

Contracts

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. In response to evolving terrorist threats and world events, the U.S. government has substantially increased its overall defense, intelligence and homeland security budgets in the past several years.

We provide our services and solutions under three types of federal government contracts: fixed-price, time-and-materials and cost-plus.

For the twelve months ended December 31, 2009, we derived approximately 59.0%, 29.0% and 12.0% of our revenue from fixed-price, time-and-materials and cost-plus contracts, respectively, and approximately 87.5% of our revenue was derived from contracts in which we are the prime contractor with the remaining 12.5% being derived from contracts in which we are a subcontractor. For the year ended December 31, 2009, we had four contracts that accounted for $116.9 million, or 55.0% of our total revenue.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on our contracts. See also “Risk Factors—Risks Related to Our Industry—Our U.S. government contracts may be terminated by the federal government at any time and, if we do not replace terminated contracts, our operating results would be adversely affected.”

Backlog

We define total backlog as the amount of revenue we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We also include in backlog our estimates of revenue from future delivery orders on requirements and ID/IQ contracts. At times, our estimates of future revenue on such contracts are less than the contract ceiling.

We define funded backlog as the portion of our total backlog for which funding is currently appropriated and obligated to us under a signed contract or task order by the purchasing agency, or otherwise authorized for payment to us by a customer upon completion of a specified portion of work. Our funded backlog does not include the full potential value of our contracts, because the Congress often appropriates funds to be used by an agency for a particular program or contract only on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until the Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Unfunded backlog is total backlog minus funded backlog.

As of December 31, 2009, our total backlog was $639.6 million, of which $103.1 million was funded and $536.5 million was unfunded. We expect approximately $160 million of our December 31, 2009 backlog to be recorded as sales in 2010.

Business Development

Our organic growth has been driven by a disciplined and growth-oriented business development process centered on the defense, intelligence and homeland security communities, individual agencies and specific capabilities and program areas. As such, we have business development teams that focus on the Department of Defense, the Intelligence Community and the Homeland Security marketplaces. Within each team, account managers specifically target agencies or program areas representing attractive opportunities. Historically, our business development efforts have been driven principally by our existing services and solutions.

Most of our past business development activity was focused on selling current capabilities to current customer groups. In the past year, we have built a corporate-level business development capability to pursue opportunities that cut across our core competencies and customer groups, and that are more complex in both scope of task and depth of solutions required.

Our executive management team is focused on growth and business development, and plays a central role in identifying, qualifying, and bidding on opportunities for large and complex contracts that cut across our core competencies and customer groups. The members of our executive management team are subject matter experts in the mission areas of our customers and in the government procurement and acquisition fields, serving in visible leadership positions in industry groups, publishing articles in professional journals and speaking in expert forums. In 2009, we hired an experienced business development manager with a track record of winning large contracts. Our corporate business development function also oversees our pipeline and bid status. Our operating management team regularly reviews all of our business development efforts with the Chief Executive Officer and Chief Financial Officer.

We place a high value on our understanding of our customers’ mission and technology requirements in our business development process. Our account-based and capabilities-based business development approach allows us deep domain expertise with respect to both our customers’ needs and also the technology and engineering areas in which we operate. The relationships we have with our customers and the subject matter expertise we have in the industry help us create differentiated mission-critical solutions for our customers. We use industry standard methods for the business development process itself, including examining customer and market trends/data, qualifying possible work, solutions creation and generating proposals that capture our value proposition to the customer. We always aim to be the prime contractor on any opportunity on which we will bid, but will be a subcontractor when necessary to perform good work for mission-critical customers. We have four legacy small business contracts with the U.S. Navy Research Laboratory. Consistent with other U.S. Navy Research Laboratory contracts awarded to us during the last two years that have transitioned from small business to large business contracts, these contracts are scheduled for recompete during 2010 as large business awards.

Some of our business has been awarded to us without competition. We call these “sole source” awards. We win these awards, particularly for some of our counter-terrorism and force mobility and modernization programs, because we have proven technical capabilities that we believe are superior to almost any known competitor and a trusted relationship with the customer.

Competition

We both compete against and “team” with a number of different technology services companies in the course of bidding on government contracts. We believe that the major competitive factors in our market are distinctive technical competencies, strong customer relationships with successful past contract performance, intelligence and military work experience, competitive pricing, and reputation for quality.

We compete against large prime contractors, who may have greater financial capabilities than we do. We also compete against mid-tier technology services firms, as well as smaller, more specialized companies that concentrate their resources on particular segments. The same companies are often partnered with us as prime-sub or sub-prime teams on various opportunities.

We believe our principal competitors in these categories include the following companies in our TIS segment:

•

Among large defense contractors, BAE Systems plc, The Boeing Company, General Dynamics Corporation, ITT Corporation, L-3 Communications Holdings, Inc, Lockheed Martin Corporation, Northrop Grumman Corporation, and SAIC, Inc.

•	Among mid-tier technology services firms, CACI International Inc., ManTech International Corporation, SRA International, Inc., and Stanley, Inc.

In our FMMS segment:

•

We mostly compete against smaller niche organizations, including Carlin Manufacturing, LLC, Highland Group Industries, Inc., Tri-tech Inc., as well as, AAR Mobility Systems, a division of AAR Manufacturing, Inc. and DRS Technologies, Inc., a subsidiary of Finmeccanica S.p.A.

Employees

As of December 31, 2009, we had approximately 695 full-time and part-time employees. 152 of those employees hold advanced degrees, with 50 of those holding Ph.D.’s. 447 of our employees hold security clearances with 302 of those clearances at the level of Top Secret or above. None of our employees are subject to collective bargaining agreements.

Financial Information about Geographic Areas

As of the Company’s last three fiscal years, we have not had revenue attributable to customers in foreign countries and we have no long-lived assets located in foreign countries.

Intellectual Property

We believe we have a number of trade secrets and other forms of intellectual property that contribute to our success and competitive position; however, while we endeavor to protect the secrecy of this proprietary information, our solutions are not dependent on patent protection. We own a number of trademarks and copyrights. We rely upon a combination of nondisclosure and other contractual arrangements and trade secret laws to protect our proprietary rights and also enter into confidentiality and intellectual property agreements with our employees that require them to disclose any inventions created during employment, convey all rights to inventions to us, and restrict the distribution of proprietary information.

Research and Development

We regularly perform research and development activities for our clients under contract. Our clients generally retain the rights to all intellectual property developed under those contracts. In addition, we also pursue independent research and development activities to enhance our competitive position. We incurred costs for our independent research and development of $0.7 million, $1.3 million and $1.1 million for the period February 9 to December 31, 2007 and the years ended December 31, 2008 and 2009, respectively.

Available Information

Our Internet address is www.gtec-inc.com. Information contained on our Internet website is not part of this report or incorporated herein by reference. Through a link to the Investor Relations section of our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished to the SEC under the Act, as soon as reasonably practicable after we electronically file or furnish such materials.

A member of the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov.

You may request a copy of the materials identified in the preceding paragraph at no cost by writing us at Investor Relations, 1501 Farm Credit Drive, Suite 2300, McLean, VA 22102, via email at investors@gtec-inc.com, or via telephone at (703)738-2840.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below together with information included elsewhere in this annual report on Form 10-K and other documents we file with the SEC, in your evaluation of our business and us. The risks and uncertainties described below are those that we identified as material, but are not the only risks and uncertainties facing us. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

We depend on contracts with the U.S. government for substantially all of our revenue. If our relationships with U.S. government agencies were harmed, our business, future revenue and growth prospects would be adversely affected.

We derive substantially all of our revenue from our U.S. government customers. We expect that U.S. government contracts will continue to be the primary source of our revenue for the foreseeable future. Our business, prospects, financial conditional or operating results would be materially harmed if:

•	the government ceases to do business with us, or significantly decreases the amount of business it does with us;

•	we were suspended or debarred from contracting with the U.S. government or a significant government agency; or

•	our reputation or relationship or that of our senior managers with the government agencies with which we currently do business or seek to do business is impaired.

U.S. government spending and mission priorities may change in a manner that adversely affects our future revenue and limits our growth prospects.

Our business depends upon continued U.S. government expenditures on intelligence, defense and other programs for which we provide support. These expenditures have not remained constant over time and have been reduced in certain periods. For example, the overall U.S. defense budget declined for certain periods of time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused many defense-related government contractors to experience declining revenue, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years, and in particular after the 2001 terrorist attacks and more recently as a result of action in support of military and civil activity in Afghanistan and Iraq, future levels of expenditure, mission priorities and authorizations for these programs may decrease or shift to programs in areas where we do not currently provide services. Our business, prospects, financial condition or operating results could be materially harmed among other causes by the following:

•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding;

•	changes in U.S. government programs or requirements;

•	U.S. government shutdowns (such as that which occurred during fiscal year 1996) and other potential delays in the appropriations process;

•	realignment of funding with changed federal government priorities, which may impact the U.S. war efforts, including reductions in funding for in-theater missions; and

•	curtailment of the U.S. government’s outsourcing of mission-critical support and IT services.

These or other factors could cause U.S. government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall U.S. government spending, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

We rely on a few large contracts for a significant portion of our revenue and net income. The loss of any one or more of these contracts could cause a material decline in our operating results.

For the year ended December 31, 2009, we had four contracts that totaled of $116.9 million, or 55.0% of our total revenue. Although we have been successful in continuing work on most of our large contracts in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these contracts could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current contract, the consolidation of our work into another contract where we are not the holder of that contract, or the loss of a competitive bid for the follow-on work related to our current contract. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion with respect to these contracts.

We may lose money on some contracts if we do not accurately estimate the expense, time and resources necessary to satisfy our contractual obligations.

We enter into three types of federal government contracts for our systems and services: fixed-price, time-and-materials and cost-plus. For the period February 9 to December 31, 2007 and the years ended December 31, 2008 and 2009, we derived revenue from such contracts as follows:

Contract Type	For the period February 9 to December 31, 2007	For the year ended December 31,
		2008	2009
Fixed-price	52.2%	58.8%	59.0%
Time-and-materials	33.5%	29.3%	29.0%
Cost-plus	11.9%	11.9%	12.0%

Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because we bear the impact of cost overruns and bear the risk of underestimating the level of effort required to perform the contractual obligations. The increased costs and expenses could produce a loss on the performance of the contract.

Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-material contracts because we assume the risk of performing those contracts at fixed hourly rates.

Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those excess or unallowable costs.

Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. Over time, and particularly if we acquire other businesses, our contract mix may change, to include a greater proportion of fixed-price or time-and-materials contracts, which would increase our exposure to these risks.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur significant costs, and non-compliance may allow for the imposition of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	the Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards and Cost Principles, which imposes accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of classified information and, under U.S. export control laws, the export of certain products and technical data.

Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts. If we fail to comply with these control regimes or if a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	cost associated with triggering of price reduction clauses;

•	suspension of payments;

•	fines; and

•	suspension or debarment from doing business with federal government agencies.

Additionally, the False Claims Act provides for potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

Because we are under foreign ownership, control or influence (FOCI), and our subsidiary is performing on U.S. classified contracts, we are a party to a Special Security Agreement with the Department of Defense and are subject to other requirements of the National Industrial Security Program Operating Manual, which impose significant compliance obligations upon us. Our failure to comply with these obligations could result in our not being able to continue performing under our U.S. classified contracts, which would have a material adverse effect on our business.

We operate under a Special Security Agreement, or SSA, with the Department of Defense. If a company’s ownership structure presents the potential for foreign ownership, control, or influence, or FOCI, then the Department of Defense may require certain protective measures to mitigate the FOCI (such as an SSA) in order for the company and its subsidiaries to have security clearances. According to the National Industrial Security Program Operating Manual, or NISPOM, a company is under FOCI if its foreign parent “has the power, direct or indirect, whether or not exercised, and whether or not exercisable through the ownership of the U.S. company’s securities, by contractual arrangements or other means, to direct or decide matters affecting the management or operations of that company in a manner which may result in unauthorized access to classified information or may adversely affect the performance of classified contracts.” Because a significant percentage of our voting equity is owned by a non-U.S. entity, we have been determined to be under FOCI, and are therefore required to operate pursuant to an SSA in order for our subsidiary to be able to maintain the requisite security clearances to access classified information and perform on classified contracts.

We currently maintain a Top Secret level facility security clearance, or FCL, under the SSA and derive a significant portion of our revenue from classified contracts. If we were to violate the terms and requirements of the SSA, the NISPOM, or any other applicable U.S. government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is suspended, invalidated or terminated, we may not be able to continue to perform our classified contracts in effect at that time or enter into new classified contracts. This would result in our not being able to recognize revenue and would thereby have a material adverse effect on our business, results of operations and financial condition.

We derive most of our revenue from contracts awarded through a competitive bidding process. This process can impose substantial costs upon us and we may lose revenue if we fail to compete effectively.

We derive most of our revenue from federal government contracts that are awarded through a competitive bidding process and we expect that solicitation will continue for the foreseeable future. Competitive bidding presents a number of risks, including:

•	bidding on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	devoting substantial resources and managerial time and effort to preparing bids and proposals for contracts that are not awarded to us, which may result in reduced profitability;

•	failing to accurately estimate the resources and cost structure that will be required to service any contract we are awarded;

•

incurring expense and delay due to a competitor’s protest or challenge of contract awards made to us, including the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract, either of which may result in reduced profitability;

•	changes to client bidding practices or government reform of procurement practices, which may alter the prescribed contract relating to contract vehicles, contract types and consolidations; and

•	changes in policy and goals by the government providing set-aside funds to small businesses or disadvantaged businesses, and other socio-economic requirements in the allocation of contracts.

If we are unable to win particular contracts that are awarded through the competitive bidding process, in addition to the risk that our operating results may be adversely affected, we may be unable to operate in the market for services that are provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed as a result of the costs incurred in the bidding process.

We face intense competition from many competitors that, among other things, have greater resources than we do.

We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. We compete with many other firms, ranging from small, specialized firms to mid-tier technology firms and large, diversified firms, many of which have substantially greater financial, management and marketing resources than we do. Our competitors may be able to provide our customers with different or greater capabilities or benefits than we can in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of qualified professional personnel. Our failure to compete effectively because of any of these or other factors could cause our revenue and operating profits to decline. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address our customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge that would compete with us more effectively than currently.

Further, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor for us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it would divert sales from us and could force us to charge lower prices in order to ensure that we retain our prime contractor status.

Our estimated contract backlog may not result in actual revenue.

As of December 31, 2009, our estimated contract backlog totaled $639.6 million, of which $103.1 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in our backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be cancelled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised may not be exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligations of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurance that all or any, of such estimated contract value will be recognized as revenue.

The loss of any member of our senior management could impair our relationships with federal government clients and disrupt the management of our business.

We believe that the success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with federal government personnel contribute to our ability to maintain strong client relationships. Therefore, the loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations and to otherwise manage our business.

If we fail to attract and retain skilled employees, we might not be able to perform under our contracts and our ability to maintain and grow our business could be limited.

The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced engineering and information technology skills, specialized knowledge of customer missions and appropriate security clearances, and who work well with our government customers. Competition for such personnel is intense, and recruiting, training and retention costs place significant demands on our resources. If we are unable to recruit and retain a sufficient number of qualified employees, our ability to maintain and grow our business could be limited. Furthermore, we could be required to engage larger numbers of independent contractors, which could increase our costs and reduce our profit margins. In addition, many of our professional personnel may have specific knowledge of, and experience with, our federal government customers’ operations, and we may obtain some of our contracts based on that knowledge and experience. The loss of services of key personnel could impair our ability to perform required services under some of our contracts and to retain such contracts, as well as our ability to win new business.

Recent events affecting the credit markets may restrict our ability to access additional financing.

The U.S. and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly, including abandoning one of our key growth strategies, to selectively pursue acquisitions. These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our products and services to our customers, which could damage our reputation and adversely affect our revenue and profitability.

We may be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Our quarterly operating results may fluctuate significantly as a result of factors outside our control, which could cause the market price of our common stock to decline.

Our revenue and operating results vary from quarter to quarter and, as a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others that are specific to our industry, such as:

•	fluctuations in revenue earned on government contracts;

•	seasonal fluctuations in our staff utilization rates;

•	commencement, completion or termination of contracts during any particular quarter;

•	variable purchasing patterns of our customers;

•	changes in contract requirements by our government agency customers, particularly with respect to customer requirements for our expeditionary systems; and

•	changes in presidential administrations and senior federal government officials that affect the timing of technology procurement.

Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short term. We incur significant operating expenses during the start-up and early stages of large contracts, and may not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when a contract expires, terminates or is not renewed.

We will be liable for products and service failures to our customers.

We create, implement and maintain information technology and technical services solutions that are often critical to our customers’ operations. We have experienced and, may in the future experience, some systems and service failures, schedule or delivery delays and other problems in connection with our work. If our solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	lose revenue due to adverse customer reaction;

•	be required to provide additional services to a customer at no charge;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; and

•	suffer claims for substantial damages against us.

In addition, these failures may result in increased costs or loss of revenue if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.

While many of our contracts with the federal government limit our liability for damages that may arise from negligence in rendering services, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs and may be a distraction to our management and may harm our reputation.

Security breaches in classified government systems could adversely affect our business.

Many of the programs we support and systems we develop, install and maintain involve managing and protecting intelligence, national security and other classified government information. While we have designed programs to comply with relevant security laws, regulations and restrictions, a security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on critical classified systems for federal government customers. Losses that we could incur from such a security breach could exceed the policy limits that we have for our errors and omissions or product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenue.

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts.

We are exposed to the risk that employee or subcontractor fraud or other misconduct could occur. Misconduct by our employees, or those of our subcontractors, could include intentional failure to comply with federal government procurement regulations, engaging in unauthorized activities or falsifying time records. Such misconduct could also involve the improper use of our clients’ sensitive or classified information as well as security breaches, which could result in regulatory sanctions against us, liability to third parties, adverse publicity and serious harm to our reputation and could result in a loss of contracts and a reduction in revenue and net income. It is not always possible to deter individual misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenue.

Our business depends upon obtaining and maintaining required security clearances.

Many of our federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with Department of Defense and the Intelligence Community requirements. Obtaining and maintaining security clearances for employees involve lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equal or greater security clearances, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts.

Section 404 of the Sarbanes-Oxley Act of 2002 will require an independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting for fiscal year 2010 and beyond.

Section 404 of the Sarbanes-Oxley Act of 2002 will require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for the year ending December 31, 2010 and subsequent years. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

In addition, we may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. If so, we cannot be certain that any remedial measures we take will ensure that we have adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting as of December 31, 2010 and in future periods, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the Nasdaq Global Market or other regulatory authorities.

If our subcontractors or suppliers fail to perform their contractor obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are contractually obligated to perform for our clients. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate federal government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients’ expectations may be compromised. In extreme cases, failure to perform or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of reprocurement, could damage our reputation and could hurt our ability to compete for future contracts.

Acquisitions could result in operating difficulties or other adverse consequences to our business.

One of our key operating strategies is to selectively pursue acquisitions. Our acquisition strategy poses many risks, including:

•	we may not be able to identify suitable acquisition candidates at prices we consider attractive;

•	we may not be able to compete successfully for identified acquisition candidates, complete acquisitions or accurately estimate the financial effect of acquisitions on our business;

•	future acquisitions may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional debt leverage;

•	we may have difficulty retaining an acquired company’s key employees or customers;

•	we may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management, or other control systems;

•	acquisitions may disrupt our business or distract our management from other responsibilities; and

•	as a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.

In connection with any acquisition that we make, there may be liabilities that we fail to discover or that we inadequately assess. Acquired entities may not operate profitably or result in improved operating performance. Additionally, we may not realize anticipated synergies. If our acquisitions perform poorly, our business and financial results could be adversely affected.

We have a substantial investment in recorded goodwill as a result of the acquisition of SFA in 2007, and changes in future business conditions could cause this investment to become impaired, requiring substantial write-downs that could reduce our net income.

As of December 31, 2009, goodwill accounted for $24.4 million, or 21.7% of our recorded total assets. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate the carrying value may not be recoverable. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill became impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which could significantly reduce or eliminate our net income.

We may be harmed by intellectual property infringement claims.

We may become subject to claims from employees or third parties who assert that intellectual property we use in delivering services and business solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also engage third parties to assist us and we license technology from other vendors. If our vendors or other third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	pay substantial damages;

•	cease selling and using products and services that incorporate the challenged intellectual property;

•	obtain a license or additional licenses from our vendors or third parties, which may not be available on commercially reasonable terms or at all; and

•	redesign our products and services that rely on the challenged intellectual property, which may be very expensive or commercially impractical.

Any of these outcomes could significantly and adversely affect our operating results.

We expect to incur debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.

As a result of our business activities and acquisitions, we have incurred debt. Although we substantially reduced our borrowings with the proceeds of our initial public offering, we may incur additional debt in the future, which could increase the risks described here and lead to other risks. The amount of our debt could have important consequences for holders of our stock, including, but not limited to:

•	our ability to obtain additional financing for working capital, capital expenditures, product and service development, acquisitions, general corporate purposes, and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	we are and may continue to be vulnerable to economic downturns and rises in interest rates;

•	our flexibility in planning for and reacting to changes in our business and the marketplace may be limited; and

•	we may be placed at a competitive disadvantage relative to other firms in our industry.

Our ability to grow will be limited if we cannot obtain additional capital.

Our growth strategy includes pursuing strategic acquisitions. We believe that it will be difficult to fund acquisitions with cash from operating activities. As a result, we expect to rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or could be unable to implement this strategy.

Our credit facility contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply.

Our credit facility entered into on February 3, 2010 contains financial and operating covenants relating to, among other things, minimum net worth, minimum EBITDA, a maximum funded debt ratio and a fixed charges coverage ratio, as well as limitations on mergers, consolidations and dissolutions, sales of assets; investments and acquisitions; indebtedness and liens; dividends; repurchase of shares of capital stock and options to purchase shares of capital stock; transactions with affiliates; sales and leaseback transactions; and restricted payments. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations.

Risks Related to Our Industry

Our U.S. government contracts may be terminated by the federal government at any time and, if we do not replace terminated contracts, our operating results would be adversely affected.

We derive most of our revenue from U.S. government contracts that typically span one or more base years and one or more option years. The option periods may cover more than half of the contract’s potential duration. U.S. government agencies have the right not to exercise these option periods. In addition, our contracts also contain provisions permitting a U.S. government client to terminate the contract on short notice and for its convenience, as well as for our default. A decision by a U.S. government agency not to exercise option periods or to terminate contracts could result in a reduction of our profitability on these contracts and significant revenue shortfalls.

If the U.S. government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and reasonable profit on work completed prior to the termination. We cannot recover anticipated net income on terminated work. If the U.S. government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the U.S. government in procuring undelivered items and services from another source.

U.S. government contracts contain other provisions that may be unfavorable to contractors.

Beyond the right to terminate a contract for convenience or decline to exercise an option to renew, U.S. government contracts contain provisions and are subject to laws and regulations that give the U.S. government rights and remedies not typically found in commercial contracts. They also permit the U.S. government to do the following:

•	reduce or modify contracts or subcontracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products and systems produced by us; and

•	suspend or debar us from doing business with the U.S. government.

If the U.S. government exercises its rights under any of these provisions, our revenue and net income could decline.

The industry in which our largest beneficial stockholder operates is frequently subject to government and media scrutiny which can harm our reputation and our business.

In recent years, the media and committees of Congress have focused attention on the provision of security services by private contractors operating overseas. Our largest beneficial stockholder performs such services. Because our largest beneficial stockholder shares with us the “GLOBAL” name and corporate logo, there is increased risk that the market will confuse the actions or perceptions of our largest beneficial stockholder with those of our company. To the extent that the government or the media perceive that GLOBAL has not complied with applicable laws or rules, the resulting publicity could, regardless of the accuracy of such a perception, harm our reputation and our business and cause our share price to decline.

A preference for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor on certain government procurements.

As a result of the Small Business Administration, or SBA, set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small or small-disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

Unfavorable U.S. government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our clients.

The U.S. government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor’s internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems, and the contractor’s compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and net income.

If a U.S. government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of net income, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with U.S. government agencies were impaired, or if the U.S. government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and net income would decline.

The U.S. government may revise its procurement or other practices in a manner adverse to us.

The U.S. government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to General Services Administration (GSA) contracts, or other government-wide acquisition contracts (GWACs), or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results.

Additional Risks Related to Our Common Stock

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our common stock may be reduced by many factors, some of which are beyond our control, including those described above under “Risks Related to Our Business” and “Risks Related to Our Industry” and one or more of the following:

•	changes in stock market analysts’ recommendations regarding us, our competitors or the industry in which we operate generally, or lack of analyst coverage of our common stock;

•	announcements by us or our competitors of significant contracts or task orders, acquisitions or capital commitments;

•	loss of one or more of our significant customers;

•	changes in market valuations or earnings of our competitors;

•	variations in quarterly operating results;

•	availability of capital;

•	general economic conditions;

•	terrorist acts;

•	military action related to international conflicts, wars or otherwise;

•	adverse legislative or regulatory changes;

•	departures of key personnel;

•	future sales of our common stock; and

•	investor perception of us and our industry.

Some companies that have had volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and would divert management’s attention and our resources.

Our largest beneficial stockholder has significant influence over us, which could result in our taking actions of which you or other stockholders do not approve.

As of December 31, 2009, GLOBAL beneficially owns 3,803,274 shares of our common stock, or 42.0% of our outstanding common stock and therefore has significant influence over the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation and mergers and other business combinations. GLOBAL’s interests may not be aligned with your interests or those of our other investors. This concentration of ownership and voting power may also have the effect of delaying or preventing a change of control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed. In addition, GLOBAL may at any time elect to sell or otherwise transfer its beneficial ownership interest in us to another party unknown to us, whose intent or actions may not be aligned with your interests or those of our other investors. The buyer or transferee of GLOBAL’s beneficial ownership interest in us could include a competitor or other buyer who may use the influence they obtain over us for purposes which ultimately diminish the value of our common stock.

We are a newly public company, and fulfilling our obligations incident to being a public company will be expensive and time consuming.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the Nasdaq Global Market require us to maintain additional corporate governance practices and to adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant management time and places significant additional demands on our finance and accounting staff and on our financial, accounting and information systems. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, listing fees, as well as other expenses. We cannot accurately predict the amount of additional costs that we may incur or the timing of such costs, but we have estimated that such costs will approximate $2.5 million during our first 12 months of being a public company.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.

GLOBAL beneficially owns 3,803,274 shares of our common stock, or 42.0% of our outstanding common stock as of December 31, 2009. If GLOBAL sells, or the market perceives that GLOBAL intends to sell, a substantial portion of its beneficial ownership interest in us in the public market, the market price of our common stock could decline significantly. The sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.

As of December 31, 2009, 9,051,812 shares of our common stock were outstanding. The 4,836,726 shares of our common stock, which includes 4,600,000 shares sold in the initial public offering and 236,726 shares sold to our underwriters through their overallotment option, are freely tradable, without restriction, in the public market and all of the remaining shares are subject to 180-day contractual lock-up agreements with our underwriters. Cowen and Company may, in its discretion, permit our directors, officers and current stockholders who are subject to these contractual lock-ups to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements pertaining to this offering expire, up to an additional 4,215,086 shares will be eligible for sale in the public market all of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, the 1,000,000 shares underlying options that are either subject to the terms of our equity compensation plans or reserved for future issuance under our equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various option agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

We do not intend to pay dividends.

We intend to retain our earnings, if any, for general corporate purposes, and we do not anticipate paying cash dividends on our stock in the foreseeable future. In addition, our existing credit facility restricts, and any future such facilities may restrict, us from paying such dividends. Our dividend policy and these restrictions in our financing arrangements may make our stock look less attractive to investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive offices and certain of our operations are located at 1501 Farm Credit Drive, McLean, Virginia. We also have other facilities in Virginia, Maryland, South Carolina and California. Additionally, we have high-level Sensitive Compartmented Information Facilities (SCIFs) that are used for classified work. Many of our employees are located in facilities provided by the U.S. government. We do not currently own any real estate. The total square footage of our leased offices and facilities are approximately 330,000 square feet, of which 200,000 square feet are a part of our integration and prototyping facility in Easton, Maryland. We do not anticipate difficulty in obtaining renewal or alternative space upon expiration of the leases. We believe our facilities meet our current needs and that additional facilities will be available as we expand in the future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. Currently, we do not have any litigation pending the outcome of which, if unfavorable to us, would have a material adverse effect on our financial condition and results of operations.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “GTEC”. The high and low closing sale prices were $16.46 and $13.00, respectively, between November 20 and December 31, 2009. The closing price on February 26, 2010 was $13.48 and there were four holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. Dividends have not been paid and there have been no repurchases of common stock. The Company has 90,000,000 shares of common stock authorized at a $0.01 par value per share, of which 6,000,000 and 9,051,812 shares were outstanding as of December 31, 2008 and 2009, respectively. We have no intention to pay dividends on our outstanding stock. The Company also has 10,000,000 shares of preferred stock authorized, but zero issued and outstanding as of December 31, 2008 and 2009, respectively. The Annual Meeting of Stockholders of Global Defense Technology & Systems, Inc., will be held on June 10, 2010 in northern Virginia with the exact time and location to be decided.

Use of Proceeds

On November 19, 2009, a registration statement on Form S-1 (Registration No. 333-161719) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. We commenced our offering immediately thereafter. Under this registration statement, we registered 4,600,000 of our common stock and another 690,000 shares subject to the underwriters’ over-allotment option, of which the underwriters purchased 236,726 additional shares. All of the shares sold under the registration statement were sold at $13.00 per share for an aggregated price of $62,877,438. 3,000,000 shares were sold by the Company and 1,836,726 were sold by selling stockholders identified in the registration statement. The offering closed on November 25, 2009. The offering was made through an underwriting syndicate led by Cowen and Company, LLC, who acted as a book-running manager. Stifel, Nicolaus & Company, Incorporated, Raymond James & Associates, Inc. and SunTrust Robinson Humphrey, Inc. acted as co-managers.

The offering did not terminate until after the sale of all of the shares registered on the registration statement, other than those shares subject to the over-allotment option. The aggregate gross proceeds from the shares sold by the Company were $39,000,000 and the aggregate gross proceeds from the shares sold by selling stockholders were $23,877,438. The aggregate net proceeds to the Company were $34,325,637 after deducting an aggregate $2,730,000 for underwriting discounts and commissions and $1,944,363 for other expenses incurred in connection with the offering. No payments for such expenses were made directly or indirectly to (i) any of our officers, directors or their associates, (ii) any person owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders.

We used the net proceeds from our initial public offering to repay the term loan of $9,000,000, outstanding borrowings under our credit facility of $13,533,479 and loans from affiliates of $10,408,568. The remainder was retained for general corporate purposes.

Stock Performance Graph

The following graph shows the total shareholder return on an investment of $100 in cash on November 20, 2009 (the date on which our common stock was first traded on the Nasdaq Global Market) (i) our common stock, (ii) the Nasdaq Composite Index (iii) the S&P Aerospace & Defense Index, and (iv) a peer group composed of GTEC and the following other Federal Government service providers: CACI International, Inc., ICF International, Inc., ManTech International Corporation, NCI, Inc., SRA International, Inc. and Stanley, Inc. at their respective closing prices on November 20, 2009. All values assume reinvestment of the full amount of all dividends, if any. The stockholder return shown below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	11/20/2009	12/31/2009
Global Defense Technology & System, Inc. (GTEC)	$100.00	$125.84
Nasdaq Composite Index (COMP)	$100.00	$105.73
S&P Aerospace & Defense Select Industry Index (SPSIAD.X)	$100.00	$106.52
Federal services peers	$100.00	$106.68

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the period April 1, 2006 to February 8, 2007, the period February 9, 2007 to December 31, 2007 and the years ended December 31, 2008 and 2009 and the selected consolidated balance sheet data as of December 31, 2008 and 2009 have been derived from our audited financial statements. The selected consolidated statement of operations data for the year ended March 31, 2006 and the selected consolidated balance sheet data as of March 31, 2006 and February 8, 2007 have been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of our management, include all normal recurring adjustments necessary for a fair presentation of the information set forth herein. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Basis of Presentation

In 2006, our former indirect parent, GLOBAL, formed Contego Systems Inc. and Global Technology Strategies, Inc. for the purpose of commencing technology operations in the U.S. On February 9, 2007, Global Technology Strategies, Inc. acquired all of the outstanding stock of SFA and its subsidiary, TAC. Subsequent to the SFA acquisition, SFA was renamed GNA, and Global Technology Strategies, Inc. was renamed GNA Holding. GNA and TAC are our operating subsidiaries. On December 31, 2008, as part of a restructuring, (i) we were formed under the name Contego NewCo Company, (ii) Contego Systems Inc. transferred all of its assets to us and we assumed all of Contego Systems Inc.’s liabilities and (iii) Contego Systems Inc. was converted into Contego Systems LLC. In July 2009, we changed our name to Global Defense Technology & Systems, Inc.

SFA and its subsidiary, TAC, are the predecessor entity, which we refer to as the Predecessor for accounting purposes since their operations represent our principal business. The historical results of SFA and its subsidiary, TAC, have been presented from April 1, 2006 through February 8, 2007, the date prior to the date of the SFA acquisition. The consolidated financial statements of Global Defense Technology & Systems, Inc., which include, in addition to the Predecessor, GNA Holding and GNA, which we refer to as the Successor, have been presented from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009. The Successor’s financial statements also include the historical results of Contego Systems Inc., which consists of general and administrative expense incurred on behalf of GNA, for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009.

On November 19, 2009, the Company effected a 60,000-for-1 stock split for its authorized, issued and outstanding shares of common stock. In addition, on November 19, 2009, GNA Holding merged with and into GNA and the Company assumed all options previously granted pursuant to the SFA Plan. The assumption of the SFA Plan options by the Company resulted in an adjustment to the number of shares issuable upon exercise of those options on an approximate 18.216-to-1 basis in order to achieve a value-for-value exchange, and did not result in any incremental stock based compensation. The 18.216-to-1 ratio reflects the proportion of the 6,000,000 shares of common stock of the Company to the 329,378 shares of common stock of GNA outstanding at the time of the stock split. All shares of common stock and SFA Plan options presented in this annual report on Form 10-K give effect to the stock split and stock option assumption effected on November 19, 2009.

Our acquisition of SFA and related application of the purchase accounting method and changes in our outstanding debt resulted in significant changes in, among other things, asset values, amortization expense and interest expense. As a result of the SFA acquisition, we also changed our fiscal year end from March 31 to December 31. The SFA acquisition and change in fiscal year end have resulted in financial reporting periods of varying length. The period over period comparisons are impacted by the variation in length of each reporting period, with the period from April 1, 2006 to February 8, 2007 consisting of 314 calendar days, the period February 9, 2007 to December 31, 2007 consisting of 326 calendar days (3.8% longer than the prior comparable period), the year ended December 31, 2008 and 2009 consisting of 366 days and 365 days, respectively (approximately 12% longer than the prior comparable period).

	Predecessor		Successor
	(unaudited) Year Ended March 31, 2006	Period April 1, 2006 to February 8, 2007	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009

Consolidated Statements of Operations:
Revenue	$124,462	$123,124	$134,818	$189,426	$212,845
Operating costs and expenses
Cost of revenue	104,581	105,644	114,264	156,271	175,231
Selling, general and administrative expenses	16,045	16,317	13,202	16,957	24,861
Amortization of intangible assets	—	72	10,279	8,841	8,356
Impairment of intangible asset	—	—	—	2,447	—

Total operating costs and expenses	120,626	122,033	137,745	184,516	208,448

Operating income (loss)	3,836	1,091	(2,927)	4,910	4,397
Other income (expense)
Interest income	240	270	46	40	7
Interest expense	(13)	(67)	(3,594)	(2,750)	(1,849)

Income (loss) before income taxes	4,063	1,294	(6,475)	2,200	2,555
(Provision for)/benefit from income taxes	—	(2,116)	2,406	(1,138)	(1,286)

Net income (loss)	$4,063	$(822)	$(4,069)	$1,062	$1,269

Earnings (loss) per share
Basic(1)	$11.64	$(2.49)	$(0.68)	$0.18	$0.20
Diluted(1)	$9.54	$(2.49)	$(0.68)	$0.18	$0.20

Weighted average common shares outstanding
Basic	348,994	329,378	6,000,000	6,000,000	6,341,079
Diluted	426,007	329,378	6,000,000	6,000,000	6,440,301

	Predecessor		Successor
	(unaudited) March 31, 2006	February 8, 2007	December 31, 2007	December 31, 2008	December 31, 2009
(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$5,025	$20,869	$279	$1,422	$7
Working capital(2)	23,743	16,095	13,698	18,054	33,728
Total assets	43,398	62,996	112,537	105,652	112,511
Total debt(3)	3,973	18,000	43,692	37,014	3,686
Total stockholders’ equity	25,250	5,131	41,902	43,129	85,352

(1)	See Note 14 to the notes to the consolidated financial statements contained within this annual report on Form 10-K for an explanation of the method used to calculate basic and diluted earnings (loss) per share.

(2)	Working capital is defined as current assets net of current liabilities excluding loans from affiliates and the current portion of bank loans.

(3)	Represents bank loans (including current maturities) and, prior to December 31, 2009, loans from affiliates.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

In 2006, our indirect parent, GLOBAL, formed Contego Systems Inc. and Global Technology Strategies, Inc. for the purpose of commencing technology operations in the U.S. On February 9, 2007, Global Technology Strategies, Inc. acquired all of the outstanding stock of SFA and its subsidiary, TAC. Subsequent to the SFA acquisition, SFA was renamed GNA, and Global Technology Strategies, Inc. was renamed GNA Holding. GNA and TAC are our operating subsidiaries. On December 31, 2008, as part of a restructuring, (i) we were formed under the name Contego NewCo Company, (ii) Contego Systems Inc. transferred all of its assets to us and we assumed all of Contego Systems Inc.’s liabilities and (iii) Contego Systems Inc. was converted into Contego Systems LLC. In July 2009, we changed our name to Global Defense Technology & Systems, Inc.

The consolidated financial statements of Global Defense Technology & Systems, Inc., which include the historical results of SFA, TAC, GNA Holding and GNA, have been presented from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009. The financial statements also include the historical results of Contego Systems Inc., which consist of general and administrative expenses incurred on behalf of GNA, for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009.

On November 19, 2009, the Company effected a 60,000-for-1 stock split for its authorized, issued and outstanding shares of common stock. In addition, on November 19, 2009, GNA Holding merged with and into GNA and the Company assumed all options previously granted pursuant to the SFA Plan. The assumption of the SFA Plan options by the Company resulted in an adjustment to the number of shares issuable upon exercise of those options on an approximate 18.216-to-1 basis in order to achieve a value-for-value exchange, and did not result in any incremental stock based compensation. The 18.216-to-1 ratio reflects the proportion of the 6,000,000 shares of common stock of the Company to the 329,378 shares of common stock of GNA outstanding at the time of the stock split. All shares of common stock and SFA Plan options presented in this annual report on Form 10-K give effect to the stock split and stock option assumption effected on November 19, 2009.

Our acquisition of SFA and related application of the purchase accounting method and changes in our outstanding debt resulted in significant changes in, among other things, asset values, amortization expense and interest expense. As a result of the SFA acquisition, we also changed our fiscal year end from March 31 to December 31. The SFA acquisition and change in fiscal year end have resulted in financial reporting periods of varying length. The period over period comparisons are impacted by the variation in length of each reporting period, with the period February 9, 2007 to December 31, 2007 consisting of 326 calendar days, the year ended December 31, 2008 and 2009 consisting of 366 and 365 days, respectively (approximately 12% longer than the prior comparable period).

Overview

We are a diversified technology and engineering services firm that provides a broad range of mission-critical technology-based services and solutions to the national security agencies and programs of the U.S. government. Our offerings include counter-terrorism intelligence and analysis; data analysis and intelligence fusion tools; force modernization, mobility and survivability solutions; maritime domain awareness and navigation systems; system and software engineering; network and communications management and decision support systems for command and control. We derived 87.5% of our 2009 revenue as a prime contractor and predominantly serve the Intelligence Community and the Department of Defense.

We conduct our business through two reportable segments: Technology and Intelligence Services, or TIS, and Force Mobility and Modernization Systems, or FMMS. Our operating segments are aggregated into two reportable segments based on the nature of the systems and services offered. Through our TIS segment we provide a broad range of technology-based services and solutions, including counter-terrorism and intelligence solutions and command, control and decision support solutions, to customers in the Department of Defense, the

Intelligence Community and other U.S. agencies. Our TIS segment is comprised of the operations of TAC and our Global Missions Systems, or GMS, division. Through our FMMS segment we provide customers, primarily in the Department of Defense, with solutions that entail the design, engineering and integration of highly mobile mission support systems. Our FMMS segment is comprised of the operations of our Global Defense Engineering, or GDE, division. All of our revenue and related costs from the sale of products are included in our FMMS segment, and all of our revenue and related costs from the sale of services are included in our TIS segment. For additional information regarding our reportable segments, see “Business—Capabilities and Customer Solutions” and Note 17 of the notes to the consolidated financial statements contained within this annual report on Form 10-K.

We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and, as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. The U.S. government has substantially increased its overall defense, intelligence and homeland security budgets in the face of evolving terrorist threats and world events. As a result, our revenue has grown at a compound annual growth rate, or CAGR, of 17.5% from the twelve-month period ended March 31, 2005 to the twelve-month period ended December 31, 2009. All of the revenue growth has been organic, without the benefit of acquisitions.

	Period February 9 to December 31, 2007	Year Ended December 31,
		2008	2009
Department of Defense	71.9%	74.2%	75.0%
National security agencies	28.1%	25.8%	25.0%

Total revenue	100.0%	100.0%	100.0%

In addition, we have four contracts, each of which, in one or more of the reported periods, individually comprised more than 10% of our consolidated revenue. The following table shows our revenue for each of these four contracts.

	Period February 9 to December 31, 2007	Year Ended December 31,
(in thousands)		2008	2009
TIS Segment
Department of Justice counter-terrorism contract	$23,412	$26,508	$27,657

FMMS Segment
U.S. Army TACOM contract	29,035	40,622	45,763
U.S. Army Aberdeen Test Center contract	16,966	23,628	20,239
U.S. Army field feeding system contract	9,533	15,065	23,211

Total FMMS Segment	$55,534	$79,315	$89,213

Total	$78,946	$105,823	$116,870

As a percentage of total revenue	59%	56%	55%

The Department of Justice counter-terrorism contract is a time-and-materials contract for analytical and information technology services in support of a critical counter-terrorism program. The original Department of Justice counter-terrorism contract ended on September 8, 2009. We received a new contract from the Department of Justice extending our work for an additional five years beginning on September 9, 2009, consisting of a base period of one year and options for four additional years. The ceiling of the new contract is $200.0 million and provides the opportunity for expansion of our services above the contract level. The estimated value of our current level of services on the contract over the five year contract period is approximately $146.0 million. We believe that the $200.0 million ceiling in the new contract provides the customer with the ability to expand the level of services to be procured from us over the term of the contract. The table above reflects revenue on the original contract plus the new contract beginning on September 9, 2009.

The contract with U.S. Army TACOM (Tank-Automotive and Armaments Command) is a fixed-price contract for the delivery of Tactical Water Purification Systems, which we refer to as TWPS. The contract ended for ordering purposes on January 31, 2010. Our increase in revenue in 2009 was primarily related to a large order received in January 2009. While the demand for and revenue from TWPS currently being procured under the U.S. Army TACOM contract is declining, we may receive additional orders for TWPS under other contract vehicles in the future. We also believe that there will be demand to replace older TWPS with new, more technologically advanced water purification systems that may have greater capacity than the current TWPS we are delivering under the U.S. Army TACOM contract. In addition, we are currently pursuing other revenue opportunities related to our water purification technologies.

The contract with the U.S. Army Aberdeen Test Center is a fixed-price/time-and-materials task order contract for a broad range of engineering, design, test and evaluation and integration services and ends for ordering purposes on August 31, 2014. The U.S. Army Aberdeen Test Center contract has been used to procure support from us on a number of our field support systems, as well as for engineering services unrelated to these systems. We believe that our customer will continue to use this contract to support our current systems, as well as new systems that will be required to meet the continuing demand for solutions to promote force mobility and modernization.

The contract with the U.S. Army for a field feeding system is a fixed-price contract that ends for ordering purposes on April 13, 2010. In 2009, we experienced an increase in quantities ordered resulting in higher revenue year over year. We expect to receive additional orders under this U.S. Army field feeding system contract until the ordering period ends on April 13, 2010. We also expect additional revenue on other variants of our field feeding systems from the U.S. Army and other branches of the military under other contracts.

We derive our revenue from contracts directly with the U.S. government or as a subcontractor to other providers of services to the U.S. government. The following table shows our revenue as prime contractor and as subcontractor as a percentage of our total revenue.

	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Prime contract revenue	85.3%	82.0%	87.5%
Subcontract revenue	14.7%	18.0%	12.5%

Total revenue	100.0%	100.0%	100.0%

Backlog

We define total backlog as the amount of revenue we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We also include in backlog our estimates of revenue from future delivery orders on requirements and ID/IQ contracts. At times, our estimates of future revenue on such contracts are less than the contract ceiling.

We define funded backlog as the portion of our total backlog for which funding is currently appropriated and obligated to us under a signed contract or task order by the purchasing agency, or otherwise authorized for payment to us by a customer upon completion of a specified portion of work. Our funded backlog does not include the full potential value of our contracts, because the Congress often appropriates funds to be used by an agency for a particular program or contract only on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until the Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Unfunded backlog is total backlog minus funded backlog.

Total backlog may fluctuate from period to period depending on our success in winning new contracts and the timing of contract awards, renewals, modifications and cancellations.

The following table shows the value of our contract backlog:

	December 31,
	2007	2008	2009
(in thousands)
TIS segment
Funded	$41,967	$38,711	$37,411
Unfunded	127,057	200,002	417,721

Total	$169,024	$238,713	$455,132

FMMS segment
Funded	$53,179	$77,145	$65,658
Unfunded	215,450	160,542	118,823

Total	$268,629	$237,687	$184,481

Company
Funded	$95,146	$115,856	$103,069
Unfunded	342,507	360,544	536,544

Total Backlog	$437,653	$476,400	$639,613

We expect approximately $160 million of our December 31, 2009 backlog to be recorded as sales in 2010.

Revenue

We provide our services and solutions under three types of contracts: fixed-price, time-and-materials and cost-plus. Our product revenue, which is included in our FMMS segment, is primarily derived from fixed-price contracts. Our service revenue, which is included in our TIS segment, is primarily derived from cost-plus and time-and-materials contracts. Our contract mix varies from year to year due to numerous factors, including our business strategies and U.S. government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue.

	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Fixed-price	52.2%	58.8%	59.0%
Time-and-materials	33.5%	29.3%	29.0%
Cost-plus	14.3%	11.9%	12.0%

Total revenue	100.0%	100.0%	100.0%

Fixed-price contracts.   Under fixed-price contracts, we perform specific tasks for a fixed price. Revenue for fixed-price contracts is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs, because these contracts require design, engineering and manufacturing performed to the customer’s specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

Time-and-materials contracts.   Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, costs and expenses. Revenue for time-and-materials contracts is recognized as services are performed, generally, on the basis of contract-allowable labor hours worked multiplied by the contract-defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses used in performance of the contract. Profits on time-and-material contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

Cost-plus contracts.   Under cost-plus contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fee representing the profit. Revenue on cost-plus contracts is recognized as services are performed, generally, based on the allowable costs incurred during the period, plus any recognizable earned fee.

For further discussion of the different risks related to revenue recognition that are presented by each of these contract types, see “—Critical Accounting Policies—Revenue Recognition.”

Operating Costs and Expenses

The key components of our operating costs and expenses are:

Cost of revenue.   Cost of revenue includes all direct and indirect costs, except for selling, general and administrative costs, associated with the delivery of services and products. Cost of revenue includes direct labor, materials, equipment, subcontractor costs and other direct costs such as travel expenses.

Selling, general and administrative expenses.   Selling, general and administrative expenses, or SG&A, include expenses for general management, marketing, bid and proposal costs, independent research and development, stock compensation expenses and other operating expenses.

Amortization of intangible assets.   Amortization expense is the periodic expense related to our identified intangible assets.

Impairment of intangible asset.   An expense was recognized for impairment of an intangible asset associated with a change in the name of our subsidiary from SFA to GNA during the year ended December 31, 2008.

Results of Operations

The following table summarizes our historical results of operations on a consolidated basis:

	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
(in thousands)
Revenue	$134,818	$189,426	$212,845
Operating costs and expenses
Cost of revenue	114,264	156,271	175,231
Selling, general and administrative expenses	13,202	16,957	24,861
Amortization of intangible assets	10,279	8,841	8,356
Impairment of intangible asset	—	2,447	—

Total operating costs and expenses	137,745	184,516	208,448

	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
(in thousands)
Operating income (loss)	(2,927)	4,910	4,397
Other income (expense)
Interest income	46	40	7
Interest expense	(3,594)	(2,750)	(1,849)

Income (loss) before income taxes	(6,475)	2,200	2,555
(Provision for) benefit from income taxes	2,406	(1,138)	(1,286)

Net (loss) income	$(4,069)	$1,062	$1,269

Revenue.   Revenue for the year ended December 31, 2009 increased $23.4 million, or 12.4%, to $212.8 million, compared to $189.4 million for the same period in 2008. Revenue for the year ended December 31, 2008 increased $54.6 million, or 40.5%, to $189.4 million, compared to $134.8 million for the period February 9, 2007 to December 31, 2007.

The following table summarizes revenue by reportable segment.

	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
(in thousands)
TIS Segment	$64,476	$80,433	$90,388
As a percentage of total revenue	47.8%	42.5%	42.5%
FMMS Segment	70,342	108,993	122,457
As a percentage of total revenue	52.2%	57.5%	57.5%

Total revenue	$134,818	$189,426	$212,845

For the periods presented, the revenue of our TIS segment has grown substantially. The growth has resulted from increased spending by the U.S. government for services in support of programs to combat terrorism both at home and abroad. The increase in demand for these services has been reflected in the growth of revenue under our Department of Justice counter-terrorism contract, as well as performance on new contracts that have been awarded in recent years.

TIS segment revenue for the year ended December 31, 2009 increased $10.0 million, or 12.4%, to $90.4 million, compared to $80.4 million for the same period in 2008. The higher TIS segment revenue resulted from $1.1 million of additional revenue due to our increased level of effort on the Department of Justice counter-terrorism contract, which increased from $26.5 million for the year ended December 31, 2008 to $27.6 million for the same period in 2009. In addition, we were awarded three new counter-terrorism contracts which combined earned $9.5 million in 2009.

TIS segment revenue for the year ended December 31, 2008 increased $15.9 million, or 24.7%, to $80.4 million, compared to $64.5 million for the period February 9, 2007 to December 31, 2007. The revenue growth was, in part, due to the longer reporting period in 2008. Revenue increased by $3.1 million on our Department of Justice counter-terrorism contract, which increased from $23.4 million for the period February 9, 2007 to December 31, 2007 to $26.5 million for the year ended December 31, 2008. The higher TIS segment revenue also reflects increased activity on several other contracts related to counter-terrorism for our customers in national law enforcement and intelligence agencies.

For the periods presented, the revenue of our FMMS segment has grown substantially. The growth has been the result of a long-term trend to put the U.S. armed forces on a more expeditionary footing and of the continuing high level of U.S. troop deployments worldwide. These factors have generated increased demand for our systems that support troop mobility and modernization.

FMMS segment revenue for the year ended December 31, 2009 increased $13.5 million, or 12.4%, to $122.5 million, compared to $109.0 million for the same period in 2008. The growth in FMMS segment revenue was primarily due to significantly higher demand under our U.S. Army field feeding system contract. Revenue on our U.S. Army field feeding system contract increased $8.1 million to $23.2 million for the year ended December 31, 2009, from $15.1 million in the same period in 2008. Revenue on our Aberdeen Test Center contract declined $3.4 million in year ended December 31, 2009, as our customers used this contract less for their purchases of various field support systems. Revenue on the largest contract in the FMMS segment, our U.S. Army TACOM contract, increased $5.2 million to $45.8 million in the year ended December 31, 2009 as compared to $40.6 million for the same period for 2008 due to larger order quantities.

FMMS segment revenue for the year ended December 31, 2008 increased $38.7 million, or 55.0%, to $109.0 million, compared to $70.3 million for the period February 9, 2007 to December 31, 2007. Increased demand for our TWPS led to an increase in revenue on our U.S. Army TACOM contract of $11.6 million to $40.6 million in 2008, compared to $29.0 million in the period February 9, 2007 to December 31, 2007. Revenue on our U.S. Army field feeding system contract increased by $5.5 million to $15.0 million in 2008, compared to $9.5 million for the period February 9, 2007 to December 31, 2007. The remaining $21.6 million of the increase in revenue in 2008 was primarily the result of strong demand from the Department of Defense under a program to refurbish and modernize the U.S. military’s self-contained camp support systems and to move to a more expeditionary footing with more mobile equipment. This program, which is managed by the U.S. Army, resulted in multiple orders from different branches of the U.S. military. Some of the orders on this program were placed on our contract with the Aberdeen Test Center, resulting in $6.7 million of increased revenue on that contract in 2008.

Cost of Revenue.     The following table summarizes cost of revenue by reportable segments.

	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
(in thousands)
TIS Segment	$53,000	$65,195	$75,066
As a percentage of related revenue	82.2%	81.1%	83.0%
FMMS Segment	61,264	91,076	100,165
As a percentage of related revenue	87.1%	83.6%	81.8%

Total cost of revenue	$114,264	$156,271	$175,231

As a percentage of revenue	84.8%	82.5%	82.3%

The increase in cost of revenue during each of the periods presented was primarily due to higher purchases of labor, equipment and materials and to other direct costs directly related to our increased levels of revenue in each of our operating segments discussed above.

The improvement in cost of revenue as a percentage of total revenue for each of the periods presented was primarily the result of operating efficiencies achieved on certain contracts in our FMMS segment. The efficiencies were primarily related to reductions in costs on our field support systems contracts where larger order quantities allowed us to obtain favorable pricing of materials as well as to reduce product integration labor costs. This effect was particularly pronounced in the second half of 2008 and has continued through 2009. The resulting cost efficiencies were the primary causes of the increase in operating profit margins in those periods, as discussed in detail below.

SG&A Expenses.     The following table summarizes total SG&A expenses for the following periods:

	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
(in thousands)
Total segment SG&A expenses	$9,437	$12,654	$13,566
As a percentage of total revenue	7.0%	6.7%	6.4%
Corporate SG&A expenses:
Retention bonuses	1,108	1,195	—
Stock-based compensation expense	590	435	4,757
Management fees paid to GLOBAL	10	28	1,924
Other corporate expenses	2,057	2,645	4,614

Total Corporate SG&A expenses	3,765	4,303	11,295

As a percentage of total revenue	2.8%	2.3%	5.3%

Total SG&A expenses	$13,202	$16,957	$24,861

As a percentage of total revenue	9.8%	9.0%	11.7%

Segment SG&A expenses have generally followed the growth in revenue as management and marketing activities have grown to support the underlying business and capitalize on growth opportunities. In 2008 and 2009, we were able to improve our segment SG&A costs as a percentage of revenue due to our higher revenue growth in those years. The resulting reduction in segment SG&A expenses as a percentage of revenue contributed to the improvement in segment operating profit margins in 2008 and continued in 2009.

Corporate SG&A expenses include expenses that are not under control of our segment managers and generally are not allowable as costs that can be charged against our government contracts.

At the date of the SFA acquisition, certain key employees were offered retention bonuses to secure their services for a period following the SFA acquisition. These retention bonuses, which have been settled in full, totaled $1.1 million and $1.2 million in the period February 9, 2007 to December 31, 2007 and the year ended December 31, 2008, respectively.

Stock-based compensation expense represents the expense related to restricted stock and stock options granted by the Company. Upon the closing of our initial public offering in November 2009, we recognized $4.3 million in offering-related stock-based compensation expense associated with the issuance of shares of common stock to James Allen, our Executive Vice President and Chief Financial Officer, and the vesting of restricted units in Contego Systems LLC owned by Ronald Jones, our Executive Vice President, Corporate Development.

During 2009, we paid management fees to an affiliate of GLOBAL of $1.9 million. Subsequent to the November 2009 offering, we no longer pay any management fees to such affiliate or any other affiliate of GLOBAL.

Other corporate expenses include other costs that are not allocable to our reportable segments. Generally, these are corporate costs that are not allowed to be allocated to government contracts, or costs which management has decided to not recover from our government customers. Other corporate expenses increased by $2.0 million in the year ended December 31, 2009 to $4.6 million, compared to $2.6 million for the same period of 2008. The primary reason for the increase was $1.5 million in professional fees incurred to assist us in preparing for our initial public offering. These costs were in addition to the costs directly associated with the public offering that were charged to stockholders’ equity upon completion of the offering in November 2009. The increase of other corporate expenses in the period February 9, 2007 to December 31, 2007, and further increases in the year ended December 31, 2008 were primarily the result of expenditures for corporate strategic development activities following the acquisition of SFA in early 2007.

Amortization and Impairment of Intangible Assets.     Amortization expense for the year ended December 31, 2009 decreased $0.4 million to $8.4 million, as compared to $8.8 million for the same period in 2008. In September 2008, we changed the name of our subsidiary from SFA to GNA and, in so doing, impaired the value of the trade name intangible asset for the remaining balance of $2.4 million. We believe that the value of our Company was not diminished as a result of the change in name. The decrease year over year was the effect of the impairment of the trade name as well as certain intangible assets reaching the end of their useful lives.

Amortization expense for the year ended December 31, 2008 was $8.8 million as compared to $10.3 million for the period February 9, 2007 to December 31, 2007. The decrease in amortization expense was the effect of certain intangible assets reaching the end of their useful lives, partially offset by the longer reporting period in 2008.

Operating Income (Loss).    The following table reconciles segment operating income to total operating income (loss).

	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
(in thousands)
TIS Segment	$5,441	$7,441	$7,766
As a percentage of related segment revenue	8.4%	9.3%	8.6%
FMMS Segment	5,676	13,060	16,282
As a percentage of related segment revenue	8.1%	12.0%	13.3%

Total segment operating income	11,117	20,501	24,048
As a percentage of total revenue	8.2%	10.8%	11.3%
Unallocated Corporate expenses:
Corporate SG&A expenses	(3,765)	(4,303)	(11,295)
Amortization of intangible assets	(10,279)	(8,841)	(8,356)
Impairment of intangible asset	—	(2,447)	—

Total operating income (loss)	$(2,927)	$4,910	$4,397

As a percentage of total revenue	(2.2)%	2.6%	2.1%

TIS segment operating income has increased in each period presented due to our revenue growth and improvement in our operating margins. The lower operating margin in the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to strategically retaining additional indirect labor personnel relating to specific contracts that ended near the end of 2009.

Operating margin increased from 8.4% in the period February 9, 2007 to December 31, 2007 to 9.3% for the year ended December 31, 2008. The improvement resulted from efficiencies associated with leveraging certain of our operating expenses over a revenue base that showed significant growth over the period as discussed above.

Operating margins in the FMMS segment continued to rise for the year ended December 31, 2009 to 13.3% of segment revenue from 12.0% for the year ended December 31, 2008. Early in 2009 we were able to obtain improved pricing of TWPS that were ordered on the U.S. Army TACOM contract early in the year. The resulting higher operating margin on TWPS revenue has been the primary reason for the increase in FMMS segment operating margin in 2009, compared to 2008.

FMMS segment operating income increased $7.4 million or 130.1% to $13.1 million in the year ended December 31, 2008, compared to the period February 9, 2007 to December 31, 2007. If the FMMS segment operating margin of 8.1% in the period February 7, 2007 to December 31, 2007 had remained constant for the year ended December 31, 2008, the increase in FMMS segment operating income from period to period would have been $3.1 million. The remaining $4.3 million of the FMMS segment operating income increase was the result of the increase in FMMS segment operating margin. The improvement in operating margins in 2008 was primarily the result of operating margin performance on multiple contracts that were awarded in late 2007 and

2008 on the U.S. Army project to refurbish and modernize its self-contained camp support system that is used by multiple branches of the military. We earned higher margins on both the development and production phases of this program. There were significant efficiencies achieved in the production phase that resulted from combining multiple orders that permitted us to acquire materials and integrate the systems in larger production lots. These efficiencies were reflected in substantial reductions in purchased material costs as well as savings in direct labor and related overhead costs. Revenue from multiple orders on this program continued into 2009.

Interest Expense.    Interest expense for the year ended December 31, 2009 was $1.8 million, compared to $2.8 million for the same period in 2008, representing a decrease of $1.0 million. The decrease in interest expense was primarily due to a decrease in the variable interest rate on our outstanding borrowings under our credit facility and the repayment of $34.4 million of debt owed to GLOBAL and its affiliates and bank loans.

Interest expense for the year ended December 31, 2008 was $2.8 million, compared to $3.6 million for the period February 9, 2007 to December 31, 2007, representing a decrease of $0.8 million. The decrease in interest expense in 2008 was due to a decrease in our total debt from $43.7 million at the end of 2007 to $37.0 million at the end of 2008, and a decline in the variable interest rates on our borrowings under our credit facility. The decreases were partially offset by additional interest for the longer period included in the 2008 operating results.

Provision for Income Taxes.    The provision for income taxes for the year ended December 31, 2009 was $1.3 million, compared to an expense of $1.1 million for the same period in 2008. The increase of $0.2 million was the result of an increase in pre-tax income. The effective tax rate was 50.4% for the year ended December 31, 2009 compared to 51.7% in 2008. Similar to 2008, the high effective tax rate in 2009 was due to interest and operating costs incurred in corporate entities that do not file consolidated state income tax returns. We were, therefore, unable to recognize state tax benefits related to these costs. In addition, we recognized $1.9 million in excess tax benefits related to the stock compensation charges which for accounting purposes is reflected in additional paid in capital.

The provision for income taxes for the year ended December 31, 2008 was $1.1 million, compared to a benefit of $2.4 million for the period February 9, 2007 to December 31, 2007, representing an increase of $3.5 million. The increase in 2008 is primarily due to an increase in pre-tax income. The effective tax rate was 51.7% for the year ended December 31, 2008 compared to 37.2% for the period February 9, 2007 to December 31, 2007. The high effective tax rate provision in 2008 and the low tax benefit rate in 2007 were both due to interest and operating costs incurred in corporate entities that do not file consolidated state income tax returns. We were, therefore, unable to recognize state tax benefits related to these costs.

Liquidity and Capital Resources

Our primary liquidity needs are for financing our working capital requirements to support the growth of our business, capital expenditures, future acquisitions and other strategic initiatives. We have historically financed our operations through our existing cash, cash generated from operations, borrowings under our credit facility, and most recently through our initial public stock offering.

Working Capital.    Our primary need for liquidity is to support the working capital needs of our growing business. Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to payment practices by our customers. A significant portion of our operating costs are related to purchases of material and equipment used to produce our field support systems in the FMMS segment. We are permitted to bill progress payments on many of our large fixed-price contracts; therefore, the timing of our purchases and related billings to our customers tend to be linked closely to each other in time. The result is that changes in our accounts receivable, which are primarily related to changes in revenue, are at least partially offset in our working capital requirements by increases in accounts payable.

Our accounts receivable reflect amounts already billed to our customers as of each balance sheet date. Our customers generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenues accrued in excess of amounts billed, primarily on our fixed-price contracts. This component of unbilled accounts receivable includes the cumulative amount of costs incurred on a contract in excess of the 90% of costs we are typically allowed to bill as progress payments and the associated accrued profit on the contract. These amounts may be billed upon the achievement of certain milestones or upon final delivery of the related products or services.

The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable (billed and unbilled combined) typically range from approximately 70 to 95 days sales outstanding (DSO), calculated on trailing three months of revenue. Our DSO for accounts receivable was 78, 76 and 82 as of December 31, 2007, 2008 and 2009, respectively.

It is not uncommon for us to receive advance payments on certain contracts. At December 31, 2007, we had a balance of $9.1 million in such advance payments, an unusually high level for our business. By the end of 2008 we recognized sufficient revenue on the contracts to reduce the balance of advance payments to $4.6 million. In the first quarter of 2009, a customer on one of the contracts on which we had received advance payments terminated the remainder of the contract for convenience due to a change in the customer’s mission requirements. In March 2009, we refunded to the customer $3.2 million, representing the remainder of the advance payment on that contract.

Cash from Operating, Investing and Financing Activities.

For the year ended December 31, 2009, net cash of $2.0 million was used in operating activities primarily to support temporary working capital requirements. The primary components of operating cash flows were (i) $12.8 million provided by net income adjusted for non-cash items, (ii) an increase in accounts receivable of $12.3 million relating to work performed under percentage of completion contracts, primarily the U.S. TACOM contract, that are billed under milestones, as well as the timing of billings and collections, (iii) an offsetting increase of $3.4 million in accrued expenses and accounts payable, (iv) a reduction in advance payments on contracts of $4.0 million, including the $3.2 million customer repayment discussed above, and (v) the increase in the income tax receivable driven primarily by a $1.9 million excess tax benefit for stock compensation.

Net cash provided from financing activities for the year ended December 31, 2009 was $1.7 million. This included the net proceeds from the stock offering of $34.3 million offset by the repayments of the term loan, revolving credit facility, and loans from affiliates of $12.6 million, $4.9 million and $16.9 million, respectively. In addition, the excess tax benefit of $1.9 million relating to stock compensation is considered a financing activity for cash flow purposes.

For the year ended December 31, 2008, net cash provided from operating activities was $8.4 million. The cash flow was primarily attributable to $11.8 million provided by net income adjusted for non-cash items, partially offset by (i) a decrease in advance contract payments of $4.5 million as discussed above and (ii) an increase in accounts payable, income taxes and accrued expenses of $0.8 million.

Net cash used in financing activities for the year ended December 31, 2008 was $7.2 million primarily associated with scheduled amortization of principal on the term loan portion of our credit facility and repayments of loans from affiliates.

After the completion of the SFA acquisition, net cash provided from operating activities was $9.4 million in the period February 9, 2007 to December 31, 2007. The cash flow was primarily attributable to (i) $5.2 million provided by net income adjusted for non-cash items, (ii) an increase in advance payments received on contracts of $9.1 million, as discussed above, partially offset by an increase in accounts receivable of $3.7 million and (iii) a decrease in cash flows due to payments of income taxes associated with the acquisition of SFA.

Net cash provided from financing activities for the period February 9, 2007 to December 31, 2007 was $70.8 million, primarily associated with capital contributed and borrowings from GLOBAL and its affiliates for the $71.4 million acquisition of SFA.

Capital Expenditures.    Since we do not own any of our own facilities, our capital expenditure requirements are generally for the purchase of computers, business systems, furniture and leasehold improvements to support our operations. Such capital expenditures were $1.6 million for the period February 9, 2007 to December 31, 2007, $0.6 million and $1.1 million for the years ended December 31, 2008 and 2009.

Debt and Other Obligations.    At December 31, 2009, we had $3.7 million outstanding under the revolving line of credit under our credit facility in effect at that time. That credit facility, as amended September 3, 2009, provided for $29.0 million of borrowing capacity under the revolving line of credit. Borrowings under that credit facility bore interest at the applicable interest rate, which the Company elected to the LIBOR rate, plus an applicable margin that varies based on a leverage ratio test. The loan agreement governing that credit facility was set to expire on February 28, 2011. On February 3, 2010, we entered into a new loan agreement that increased our borrowing capacity to $50 million under the revolving line of credit. Refer to Note 8 of the notes to the consolidated financial statements contained within this annual report on Form 10-K for additional information relating to the new loan arrangement.

The outstanding borrowings under both the old and new loan agreement are collateralized by substantially all of our assets.

The old loan agreement required that we comply with certain affirmative and restrictive covenants. The restrictive covenants include limitations on: mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; transactions with affiliates; sale and leaseback transactions; and restricted payments. In addition, the loan agreement requires that we meet the following financial covenants at each quarter-end, including minimum net worth, maximum funded debt ratio, and a fixed charge coverage ratio. We were in compliance with all financial covenants for the period from February 9, 2007 through December 31, 2007, and for the years ended December 31, 2008 and 2009. We believe that we will continue to meet our loan agreement covenants in the future.

As of December 31, 2009, we had $25.3 million of availability under the credit facility.

Future Liquidity Needs.    The $29.0 million revolving line of credit was scheduled to remain in place until its maturity date of February 28, 2011. The loan agreement was replaced with a new loan agreement subsequent to year-end. Refer to Note 8 with regards to the new loan agreement entered into on February 3, 2010 when our new revolving line of credit was established at $50.0 million. The availability under the new loan agreement is expected to be sufficient to meet our operating cash flow requirements for the next twelve months and beyond.

Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations

Off-Balance Sheet Arrangements.    We had no off-balance sheet arrangements as of December 31, 2008 and 2009.

Contractual Obligations.    We have various contractual obligations impacting our liquidity. The following table presents, at December 31, 2009, our obligations and commitments to make future payments under contracts and contingent commitments:

	Payments Due by Period
	Total	Less Than 1 Year	1-<3 Years	3-5 Years	More Than 5 Years
(in thousands)
Contractual Obligations
Bank loans	$3,686	$—	$3,686	$—	$—
Interest payments on loan agreements(1)	199	117	82	—	—
Operating leases	10,848	3,184	3,134	2,507	2,023

Total contractual obligations	$14,733	$3,301	$6,902	$2,507	$2,023

(1)	Interest payments for the bank loans were estimated using the current rate charged by the lender as of December 31, 2009 through the maturity date of the existing instruments, February 28, 2011.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are more fully described in the notes to our consolidated financial statements included in this report.

Revenue Recognition

All of our revenue is derived from services and solutions provided to the U.S. government, primarily by us and, to a lesser extent, subcontractors. We generate our revenue from three different types of contractual arrangements: fixed-price contracts, time-and-materials contracts, and cost-plus contracts.

Revenue for fixed-price contracts is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs, because these contracts require design, engineering, and manufacturing performed to the customer’s specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses used in performance on the contract. Profits on time-and-material contracts result from the difference between the cost of services performed inclusive of labor, direct costs, indirect cost burdens, and other direct expenses and the contract-defined billing rates for these services.

Revenue on cost-plus contracts is recognized as services are performed, generally, based on the allowable costs incurred during the period, plus any recognizable earned fee.

The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs.

Due to the size and nature of many of our contracts, the determination of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in the contract value when they can be reliably estimated and realization is considered probable.

With regard to claims, revenue is only recognized into contract value when settlement on the value of any claim is agreed upon with the customer. Incentive and award payments are included in estimated revenue using the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals.

Estimates of total contract revenue and costs are continuously monitored during the term of contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are identified.

Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.

Long-Lived Assets (Excluding Goodwill)

A review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset group, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. In September 2008, our operating subsidiary changed its name from SFA to GNA. Based upon that event, an impairment of its trade name intangible asset was recorded in full for the carrying amount of $2.4 million due to the fact that the prior trade name would no longer be in use. We believe there are no additional identified events or changes in circumstances that indicate impairment of our other long-lived assets.

Intangible Assets

Intangible assets consist of contract and customer relationships, non-compete agreements, trade names and acquired technologies. Intangible assets are being amortized on a straight-line basis over the expected lives of the assets. Acquired in-process research and development costs are expensed at the acquisition date unless an alternative future use for the asset is identified.

Goodwill

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill is tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology. The impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired, and we would proceed to step two of the impairment analysis. In step two of the impairment analysis, we would measure and record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

We perform a fair value analysis of our reporting units annually on December 31 or more frequently if a triggering event occurs. Our reporting units are our operating segments. We estimate fair value using the best information available, including market information and discounted cash flow projections which is referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. If goodwill becomes impaired, we would record a charge to earnings in the consolidated financial statements during the period in which any impairment of goodwill is determined. Based on the analysis performed, we determined that the estimated fair value of each reporting unit exceeded its associated carrying value and that no goodwill impairment existed as of December 31, 2008 or 2009.

Stock-Based Compensation

Compensation expense for all stock-based awards is measured at fair value on the date of grant and recognition of compensation expense is recorded over the service period for awards expected to vest. We determine the fair value of our stock options using the Black-Scholes valuation model. Restricted stock awards are measured based on the fair values of the underlying stock on the dates of grant and expensed over the corresponding vesting period. Refer to Note 11 of the notes to the consolidated financial statements contained within this annual report on Form 10-K for additional information regarding restricted stock awards and stock option grants.

The application of the Black-Scholes model to the valuation of options requires the use of input assumptions, including expected volatility, expected term, expected dividend yield and expected risk-free interest rate. Expected volatilities are based on those of similar publicly-traded companies, because, in the absence of sufficient historical data for the Company’s newly public stock, we do not have sufficient observable share-price volatility. The expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules. The dividend yield was zero based on our history of not paying dividends and the low resultant future expectation of dividend payments; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.

Stock-based compensation expenses are based on the grant date fair value of awards ultimately expected to vest. We estimate expected forfeiture rates at the time of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized employee stock-based compensation expense of $0.6 million for the period February 9, 2007 through December 31, 2007, $0.4 million in 2008, and $4.8 million in 2009. As of December 31, 2009, we had $1.5 million in total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which we expect to recognize over a weighted-average period of approximately 2.7 years.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 to our audited consolidated financial statements.

Interest Rate and Other Market Risk

Interest Rate Risk.    We are subject to interest rate risk in connection with borrowings under our credit facility and other affiliate loans. As of December 31, 2009, the outstanding principal balances with floating interest rates were $3.7 million. Each change of 1.0% in interest rates would result in less than a $0.1 million change in our annual interest expense based on the loan balances at December 31, 2009. Any debt we incur in the future may also bear interest at floating rates.

We do not currently have any significant foreign currency exposure. Our revenue contracts are denominated in U.S. dollars and the vast majority of our purchase contracts are denominated in U.S. dollars. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, investment grade, interest-bearing securities.

Inflation Risk.    We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. Consequently, because costs and revenue include an inflationary increase commensurate with the general economy where we operate, net income as a percentage of revenue has not been significantly impacted by inflation.

Seasonality

Seasonality does not have a material impact on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial condition and Results of operations—Liquidity and Capital Resources—Interest Rate and Other Market Risk”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our audited consolidated financial statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, has evaluated our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management as effective to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Form 10-K does not include a report on management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s independent registered public accounting firm, due to a transition period established under the SEC rules for a newly public company.

Section 404 Compliance

Beginning with the year ending December 31, 2010, we will be required under Section 404 of the Sarbanes-Oxley Act of 2002 to include management’s report on internal control over financial reporting. The internal control report would contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal control over financial reporting, and (iii) management’s assessment of the effectiveness of internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not internal control over financial reporting is effective.

In order to achieve compliance with Section 404 within the prescribed period, the Company has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers as of February 23, 2010.

Name	Age	Title
Thomas R. Wilson	63	Non-Executive Chairman of the Board

John Hillen	44	President and Chief Executive Officer, Director

James P. Allen	61	Executive Vice President and Chief Financial Officer

Ronald C. Jones	51	Executive Vice President, Corporate Development and Director

Michael Weixel	55	Senior Vice President, Contracts and Administration

Kirk Herdman	46	Senior Vice President, Business Development and Operations

Alexander Drew	49	President, The Analysis Corp.

Joseph M. Cormier	33	Senior Vice President of Finance

Stephen Corey	47	Vice President

Timothy Jones	46	Vice President and General Manager

John J. Devine	69	Director

Jacques S. Gansler	75	Director

A. Damian Perl	41	Director

Eric S. Rangen	53	Director

Set forth below is biographical information for our directors and executive officers.

Thomas Wilson, Vice Admiral, U.S. Navy (Ret.) has served as a director since March 2007 and as Chairman of the Board since October 2008. From 2002 to 2008, Vice Admiral Wilson was associated with Alliant Techsystems, Inc. (ATK) serving in various senior management positions, starting in 2002 as President of ATK Missile Systems Company. Promoted to corporate senior vice president in 2003, Vice Admiral Wilson subsequently served as President of the ATK Precision Systems Group until 2006 and later as Senior Vice President for Tidewater Operations and Combatant Command Relations. Prior to this, Vice Admiral Wilson served for nearly 34 years in the U.S. Navy, with his last position as Director, Defense Intelligence Agency (DIA) from July 1999 to July 2002. In that position, he served concurrently as Manager of the General Defense Intelligence Program (GDIP) overseeing the planning, programming and budgeting functions for military service and combatant command intelligence centers and staffs. Mr. Wilson currently serves on the board of Global Strategies Group (Integrated Security) Inc., an affiliate of our former indirect parent, GLOBAL. He has also served on The Ohio State University Alumni Association Board of Directors and the National Defense Industrial Association Board of Trustees. Mr. Wilson received a B.S. degree from The Ohio State University and a Master’s Degree in Management and Human Relations from Webster University.

John Hillen has been our President and Chief Executive Officer since August 2008 and a member of our board of directors since January 2008. Prior to joining us, from January 2007 to August 2008, Dr. Hillen was President of Global Strategies Group (USA) LLC, an affiliate of our indirect parent, GLOBAL. From 2005 to 2007, Dr. Hillen served as U.S. Assistant Secretary of State for Political-Military Affairs. Prior to this, Dr. Hillen was President of what is now CGI Federal Inc., a federal IT services company that is a subsidiary of CGI Inc (NYSE: GIB), a Canadian IT services firm. Prior to that Dr. Hillen led the defense and intelligence business at American Management Systems, Inc. (NASDAQ: AMSY), which was sold to CACI International, Inc. in 2004.

From 2000 to 2002, Dr. Hillen served as a Vice President and then Chief Operating Officer of Island ECN Inc., a $160 million capital markets firm. Prior to joining Island ECN Inc., Dr. Hillen spent 12 years as an officer in the U.S. Army in both conventional and special operations units and has been decorated for his actions in combat. Dr. Hillen currently serves as a trustee at several non-profit institutions, and is the non-executive chairman and member of the compensation committee of Ericsson Federal, Inc. Dr. Hillen also serves on the federal advisory commission for the U.S. Navy, having been appointed to that position by the Secretary of Defense in 2007. Dr. Hillen received a B.A. in Policy Studies/History from Duke University, an M.A. degree in Defense Studies from King’s College, London University, a D.Phil. in International Relations from Oxford University and a Master’s of Business Administration, or MBA, from Cornell University. Dr. Hillen is the author of several books and numerous journal articles on military and security affairs.

James P. Allen has been our Executive Vice President and Chief Financial Officer since May 2009. Prior to joining us, Mr. Allen served as a senior vice president and chief financial officer of several publicly traded companies in the federal information technology sector, including CACI International, Inc., GRC International, Inc. and Veridian Corporation. Mr. Allen serves on the board as a director and audit committee chairman of the following companies: NCI, Inc., Applied Research Associates, Inc., Preferred Systems Solutions, Inc. and as a member of the board of advisors of Stinger Ghaffarian Technologies, Inc. and HeiTech Services, Inc. Mr. Allen received a B.S. in Business and Operation Research and an MBA from the University of Maryland.

Ronald C. Jones is our Executive Vice President, Corporate Development as of November 2009. Ronald Jones has been a member of GNA’s board of directors since February 2007. Since March 2006, Ronald Jones has served as President, Technology and Systems, for Contego Systems LLC, our former direct parent. Prior to joining Contego Systems LLC, Ronald Jones was Senior Vice President, Strategy and Corporate Development and a director of Gray Hawk Systems, Inc. from 2003 to 2006. From 1995 to 2003, Ronald Jones served as Senior Vice President, Corporate Strategy and Development for Veridian Corporation. From 2004 to 2005, Ronald Jones served on the board of the Infodata Corporation. Ronald Jones received a B.S. in Engineering from the U.S. Naval Academy and an MBA from the University of Pennsylvania, Wharton School of Business. Ronald Jones also served as a commissioned officer in the U.S. Marine Corps.

Michael Weixel has been our Senior Vice President, Contracts and Administration since January 2009. From 2007 to 2009, Mr. Weixel served as Vice President, Contracts of Global Strategies Group (Integrated Security) Inc., an affiliate of our indirect parent, GLOBAL. From 1977 to 2007, Mr. Weixel held senior management positions at several companies, including ManTech International Corporation, Gray Hawk Systems, Inc. and Lockheed Martin Corporation. Mr. Weixel received a B.S. in Government from the College of William & Mary and an MBA in Logistics, Operations, and Material Management from George Washington University.

Kirk Herdman has been our Senior Vice President, Business Operations and Development since June 2009. Prior to this, and since 2005, Mr. Herdman served as Senior Vice President, for Defense and Space Programs at Wyle Information Systems Inc. From 1988 to 2004, Mr. Herdman served in various positions at Gray Hawk Systems, Inc. and General Dynamics Corporation (formerly Veridian Corporation) including Vice President for Defense Business Development, Vice President of Sales & Marketing for Veridian Corporation’s engineering Applied Technology Group (ATG) and Director of Veridian Engineering’s San Diego, CA office. Mr. Herdman received a B.S. in Applied Mathematics from Virginia Polytechnic Institute and State University (Virginia Tech) and is a graduate of the University of Virginia’s Darden Business School Executive Training Program on Leadership Change.

Alexander Drew has been President of The Analysis Corp., a wholly owned subsidiary of GNA, since January 2009. From June 2005 to December 2008, Mr. Drew served as Vice President-Intelligence Operations with The Analysis Corp. In 2001, Mr. Drew was recalled to active duty and counterterrorism exercises for NATO and the Department of Defense’s Joint Staff J2 (Intelligence). Mr. Drew served as Senior Watch Officer for the National Counterterrorism Center (NCTC) and was the representative from the Defense Intelligence Agency’s Joint Intelligence Task Force for Combating Terrorism (JITF-CT) to help establish NCTC’s Operations Center until his retirement in May 2005. From 1996 to 2001, Mr. Drew was Senior Vice President and General Counsel of EDGE Tech Corporation, and from 1992 to 1996, was an associate at the law firm of Akin, Gump, Strauss, Hauer and Feld

LLP. Mr. Drew served in the U.S. Navy, retiring with the rank of Captain. Mr. Drew received a B.S. in Physics from Miami University of Ohio and a J.D. from the Catholic University, Columbus School of Law.

Joseph M. Cormier has been our Senior Vice President of Finance since January 2010. From 2005 to 2010, Mr. Cormier was a corporate officer of ManTech International Corporation and was most recently Senior Vice President, Corporate Development since January 2009. Prior to ManTech, Mr. Cormier was Vice President, Corporate Development of DigitalNet Holdings from July 2003 to October 2004, and from 1998 to 2003 was an investment banker at Banc of America Securities LLC. Mr. Cormier received a Bachelor of Arts in Economics & Political Science from Columbia University.

Stephen Corey has served in various technical roles and key management positions since he joined us in 1989 and is currently a Vice President of C4ISR Solutions. Mr. Corey received a B.S. in Management from the University of Maryland.

Timothy Jones has been our Vice President and General Manager since February 2009. From 2008 to 2009, Timothy Jones was Deputy General Manager, and from 2005 to 2008, Timothy Jones served as Senior Program Manager and Director of Finance. Prior to 2005, Timothy Jones was a Senior Vice President of the Delmarva Foundation for Medical Care, Inc. Timothy Jones received a B.S. in Economics and an MBA from Virginia Polytechnic Institute and State University (Virginia Tech).

John J. Devine has been a director since March 2007. Mr. Devine is a founding partner and President of The Arkin Group LLC since May 2000. Prior to this, Mr. Devine completed a distinguished career of more than thirty years with the Central Intelligence Agency, serving as both Acting Director and Associate Director of the Agency’s foreign operations from 1993 to 1995 and from 1995 to 1998 as the senior CIA representative in Great Britain. Mr. Devine also served as the leader of the Agency’s Latin American Division, Counternarcotics Center and Afghan Task Force. Mr. Devine is a member of the Council on Foreign Relations, the Board of Advisors at Claremont Graduate University’s School of Politics and Economics and serves on the board of CyberCore Technologies LLC and Global Strategies Group (Integrated Security) Inc., an affiliate of our former indirect parent, GLOBAL. Mr. Devine received a B.S. in Social Sciences from West Chester University and an M.A. in Political Science from Villanova University.

Jacques Gansler has served as a director since March 2007. Since 2001, Dr. Gansler has been a Professor at the University of Maryland. From 1997 to 2001, Dr. Gansler served as the Under Secretary of Defense for Acquisition, Technology and Logistics for the Department of Defense. Prior to this, Dr. Gansler served as the Executive Vice President and a Director for TASC Incorporated, an operating unit of Northrop Grumman Corporation. From 1972 to 1977, Dr. Gansler served as Deputy Assistant Secretary of Defense (Material Acquisition) and Assistant Director of Defense Research and Engineering (Electronics). Dr. Gansler is a member of the Defense Science Board, Comptroller General’s Advisory Board (CGAB) for the U.S. Government Accountability Office (GAO); and a member of the board of directors of iRobot Corporation where he also serves as chair of the nominating and governance committee. Dr. Gansler also serves on the advisory boards of Israel Aircraft Industries (North America), Ltd., Computer Science Corporation, SafeLife Corporation (formerly Triosyn Corporation), Lockheed Martin Corporation, Space and Integrated Systems Sector and the National Security Advisory Panel, University of Maryland. Dr. Gansler received a B.E. in Electrical Engineering from Yale University, an M.A. in Political Economy from New School for Social Research, an M.E. in Electrical Engineering from Northeastern University and a Ph.D. in Economics from American University.

Damian Perl has served as a director since April 2009. Mr. Perl is the founder, Chairman and Chief Executive Officer of GLOBAL, our former indirect parent company, established in 1998. Prior to 1998 and for a period of a year, Mr. Perl worked on a consultancy basis in the risk management field for industry clients drawn from the energy and mining sectors. Prior to this, Mr. Perl served in the British military both in the Royal Marines Commandos and in Special Forces, and was involved in counter-insurgency operations in Africa and the Balkans. He also advised foreign governments on counter-terrorism, working with indigenous security services and linking civil and military security interests. Mr. Perl is a member of the SAS Regimental Association and the Royal African Society. Mr. Perl received a B.A. degree in Physiology and Biomechanics from Brunel University, London, United Kingdom.

Eric S. Rangen has been a director since December 2009 and serves as the Audit Committee Chairman. Mr. Rangen has been the Senior Vice President and Chief Accounting Officer of UnitedHealth Group since December 2006. Before joining UnitedHealth Group in 2006, Mr. Rangen served in several capacities, including Executive Vice President and Chief Financial Officer of Alliant Techsystems, Inc. and as an accountant with Deloitte & Touche LLP where he was a Partner from 1994 - 2001. Mr. Rangen is a member of the board of directors of Flexsteel Industries, Inc., where he also serves as chair of the audit and ethics committee. He is also a member of the board of directors of the Boys & Girls Club of the Twin Cities, Minnesota. Mr. Rangen received a Bachelor of Science in Business Administration Accounting from the University of Minnesota, Minneapolis.

The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of Global Defense Technology & Systems, Inc., to be held on June 10, 2010 in northern Virginia with the exact time and location to be decided. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this annual report on Form 10-K:

(1)	All financial statements

(2)	Financial statement schedules are omitted as the required information is either not applicable or is included in our audited financial statements.

(b)	Exhibits:

Number	Description
2.1	Stock Purchase Agreement, dated February 9, 2007, by and among Global Technology Strategies, Inc., Reliance Trust Company and SFA, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1+	SFA, Inc. 2007 Stock Option Plan (1)

4.2+	Form of SFA, Inc. 2007 Stock Option Plan Agreement (1)

4.3+	2009 Performance Incentive Plan (3)

4.4+	Form of 2009 Performance Incentive Option Plan Agreement (1)

4.5+	Form of 2009 Performance Incentive Restricted Stock Agreement (1)

10.1	GSA Schedule Contract No. GS-35F-0344L awarded to The Analysis Corp., with related purchase orders for the Department of Justice contract (1)

10.2	TWPS Contract No. DAAE07-02-DT001, dated February 6, 2002, by and between SFA, Inc. and U.S. Army TACOM, as amended (1)

10.3	Aberdeen Contract No. W91CRB06D0054, dated August 31, 2006, by and between SFA, Inc. and U.S. Army, as amended (1)

10.4	Field Feeding System Contract No. W911QY-05-D0004, dated April 15, 2005, by and between SFA, Inc. and the U.S. Army, as amended (4)

10.5	Preferred Supplier Services Framework Agreement, dated June 24, 2009 by and between Global Strategies Group (North America) Inc. and Global Strategies Group (Middle East) FZE (1)

10.6+	Form of Director and Officer Indemnification Agreement (1)

10.7+	Employment Agreement, effective August 18, 2008, by and between SFA, Inc. and John Hillen, as amended (1)

10.8+	Employment Agreement, dated February 9, 2007, by and between SFA, Inc. and Jerry D. Robinson (1)

10.9+	Agreement and General Release, dated August 7, 2008, by and between SFA, Inc. and Jerry D. Robinson (1)

10.10+	Executive Employment Agreement, dated April 21, 2009, by and between Global Strategies Group (North America) Inc. and Kevin Kissner (1)

10.11+	Employment Agreement, dated February 9, 2007, by and between SFA, Inc. and Richard G. Mattingley (1)

10.12+	Employment Agreement, dated February 9, 2007, by and between SFA, Inc. and John O. Brennan (1)

Number	Description
10.13+	Executive Employment Agreement, dated April 21, 2009, by and between Global Strategies Group (North America) Inc. and Stephen G. Corey (1)

10.14+	Employment Agreement, effective May 18, 2009, by and between Global Strategies Group (North America) Inc. and James Allen (1)

10.15+	Executive Employment Agreement, dated June 21, 2009, by and between Global Strategies Group (North America) Inc. and Kirk Herdman (1)

10.16+	Employment Agreement entered into by and between Global Strategies Group (North America) Inc. and Ronald C. Jones (1)

10.17	Deed of Lease for 1501 Farm Credit Drive, Suites 1900 and 2300, McLean, Virginia, by and between SFA, Inc., TAC and the FCS Building Association, dated as of February 28, 2006, as amended (1)

10.18	Office Lease Agreement for Crofton Business Centre, 2200 Defense Highway, Crofton, Maryland, by and between SFA, Inc. and William F. Chesley, dated July 18, 2004 (1)

10.19	Sub-Lease for 28712 Glebe Road, Easton, Maryland, by and between SFA, Inc.’s Frederick Manufacturing Division and Queensbury Village, Inc., dated July 1, 2003 (1)

10.20	Redemption Agreement dated September 3, 2009, by and among the Registrant, Contego Systems LLC, Kende Holding kft, and Ronald Jones (1)

10.21	Services Agreement dated June 17, 2009 by and between GSG Holding (United Kingdom) Limited and Contego Newco Company (1)

10.22	Subcontract No. GMS-2117-08-02-001, dated December 13, 2008 by and between Global Strategies Group (Integrated Securities), Inc. and Global Strategies Group North America) Inc. (1)

10.23	Trademark License Agreement dated September 29, 2009 by and between Global Strategies Group Holding, S.A. and Global Defense Technology & Systems, Inc. (1)

10.24	Promissory Note dated February 8, 2007 in the amount of $25,980,000 by Global Technology Strategies, Inc. in favor of Kende Holding kft (1)

10.25	Loan Agreement dated April 3, 2006 in the amount of $1,000,000 by and between Kende Holding kft and Contego Systems Inc. (1)

10.26	Loan and Security Agreement, dated February 9, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.27	First Amendment to the Loan and Security Agreement, dated October 3, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.28	Second Amendment to the Loan and Security Agreement, dated May 23, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.29	Third Amendment to the Loan and Security Agreement, dated July 22, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.30	Fourth Amendment to the Loan and Security Agreement, dated March 25, 2009, by and between Global Strategies Group (North America) Inc., The Analysis Corp. and SunTrust Bank (1)

10.31	Fifth Amendment to the Loan and Security Agreement, dated September 3, 2009, by and between Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc., The Analysis Corp. and SunTrust Bank (1)

Number	Description
10.32	Revolving Note, dated September 3, 2009, in the amount of $29,000,000 by Global Strategies Group (North America) Inc. and The Analysis Corp. in favor of SunTrust Bank (1)

10.33	Special Security Agreement, dated April 18, 2007, by and among Global Strategies Group Holding SA, Kende Holding kft, Global Technology Strategies, Inc., SFA, Inc. and the U.S. Department of Defense (1)

10.34	Loan and Security Agreement, dated as of February 3, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and The Analysis Corp., as Borrowers, SunTrust Bank as Administrative Agent and Lender, and SunTrust Robinson Humphrey as Lead Arranger and Book Manager (5)

10.35	Registration Rights Agreement to be entered into by and among Global Defense Technology & Systems, Inc., Contego Systems LLC and Ronald Jones (2)

21.1	Subsidiaries of the Registrant (1)

23	Consent of PricewaterhouseCoopers LLP (2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed October 7, 2009 (File No. 333-161719).

(2)	Included with this filing.

(3)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8, filed November 25, 2009 (File No. 333-163346).

(4)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed November 5, 2009 (File No. 333-161719).

(5)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K, filed February 9, 2010 (File No. 001-34551).

+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2010	Global Defense Technology & Systems, Inc.

/s/ John Hillen
John Hillen Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each person whose signature appears below hereby constitutes and appoints each of John Hillen and James Allen as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such filing and hereby ratifies and confirms all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ John Hillen John Hillen	Chief Executive Officer (Principal Executive Officer)	March 4, 2010

/s/ James P. Allen James P. Allen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2010

/s/ Thomas R. Wilson Thomas R. Wilson	Chairman of the Board	March 4, 2010

/s/ Ronald C. Jones Ronald C. Jones	Director	March 4, 2010

/s/ John J. Devine John J. Devine	Director	March 4, 2010

/s/ Jacques S. Gansler Jacques S. Gansler	Director	March 4, 2010

A. Damian Perl	Director

/s/ Eric S. Rangen Eric S. Rangen	Director	March 4, 2010

Global Defense Technology & Systems, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 2008 and 2009	F-3

Consolidated Statements of Operations for the periods from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the periods from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009	F-5

Consolidated Statements of Cash Flows for the periods from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Global Defense Technology & Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Global Defense Technology & Systems, Inc. (the Company) and its subsidiaries at December 31, 2008 and 2009, and the results of their operations and their cash flows for the period from February 9, 2007 through December 31, 2007 and the years ended December 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA

March 4, 2010

Global Defense Technology & Systems, Inc.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share amounts)	2008	2009

Assets
Current assets
Cash and cash equivalents	$1,422	$7
Accounts receivable, net	38,393	50,691
Due from affiliates	288	1,109
Prepaid expenses and other current assets	855	1,238
Deferred tax assets	357	324
Income taxes receivable	1,747	3,543

Total current assets	43,062	56,912

Property and equipment, net	3,349	3,441
Intangible assets, net	29,624	21,268
Goodwill	24,373	24,373
Deferred tax assets	5,029	6,295
Other assets	215	222

Total assets	$105,652	$112,511

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,587	$13,040
Accrued expenses	11,632	9,521
Advance payments on contracts	4,555	517
Due to affiliates	234	-
Interest rate swap liability	-	106
Bank loans, current	3,600	-
Loans from affiliates	15,830	-

Total current liabilities	44,438	23,184

Interest rate swap liability	272	-
Deferred rent	229	289
Bank loans, net of current	17,584	3,686

Total liabilities	62,523	27,159

Commitments and contingencies (Note 15)

Stockholders’ Equity
Common stock, par value $0.01 per share, 90,000,000 shares authorized and 6,000,000 and 9,051,812 shares issued and outstanding, respectively	60	90
Additional paid-in capital	47,255	88,179
Accumulated deficit	(4,186)	(2,917)

Total stockholders’ equity	43,129	85,352

Total liabilities and stockholders’ equity	$105,652	$112,511

(See Accompanying Notes)

Global Defense Technology & Systems, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Period February 9 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Revenue
Products	$70,342	$108,993	$122,457
Services	64,476	80,433	90,388

Total Revenue	134,818	189,426	212,845

Operating costs and expenses
Cost of revenue - products	61,264	91,076	100,165
Cost of revenue - services	53,000	65,195	75,066
Selling, general and administrative expenses	13,202	16,957	24,861
Amortization of intangible assets	10,279	8,841	8,356
Impairment of intangible assets	-	2,447	-

Total operating costs and expenses	137,745	184,516	208,448

Operating income (loss)	(2,927)	4,910	4,397
Other income (expense)
Interest income	46	40	7
Interest expense	(3,594)	(2,750)	(1,849)

Income (loss) before income taxes	(6,475)	2,200	2,555
(Provision) for/benefit from income taxes	2,406	(1,138)	(1,286)

Net (loss) income	$(4,069)	$1,062	$1,269

Earnings (loss) per share
Basic	$(0.68)	$0.18	$0.20
Diluted	$(0.68)	$0.18	$0.20

Weighted average common shares outstanding
Basic	6,000,000	6,000,000	6,341,079
Diluted	6,000,000	6,000,000	6,440,301

(See Accompanying Notes)

Global Defense Technology & Systems, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at February 9, 2007	6,000,000	$60	$-	$(1,179)	$(1,119)
Capital contributed in connection with acquisition	-	-	46,500	-	46,500
Equity-based compensation	-	-	590	-	590
Net loss	-	-	-	(4,069)	(4,069)

Balance at December 31, 2007	6,000,000	60	47,090	(5,248)	41,902

Equity-based compensation	-	-	435	-	435
Cash distribution for vested options	-	-	(270)	-	(270)
Net income	-	-	-	1,062	1,062

Balance at December 31, 2008	6,000,000	60	47,255	(4,186)	43,129

Issuance of shares from public offering, net of offering costs of $1,944	3,000,000	30	34,296	-	34,326
Issuance of shares to management	36,432	-	620	-	620
Issuance of restricted shares to Directors	15,380	-	3	-	3
Share based compensation	-	-	4,134	-	4,134
Excess tax benefit of share based compensation	-	-	1,871	-	1,871
Net income	-	-	-	1,269	1,269

Balance at December 31, 2009	9,051,812	$90	$88,179	$(2,917)	$85,352

(See Accompanying Notes)

Global Defense Technology & Systems, Inc.

Consolidated Statements of Cash Flows

	Period February 9 to December 31, 2007	Year Ended December 31,
(in thousands)		2008	2009
Cash flows from operating activities
Net income (loss)	$(4,069)	$1,062	$1,269
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	756	996	1,005
Amortization and impairment of intangible assets	10,279	11,288	8,356
Equity-based compensation	590	435	4,757
Loss on disposition of property and equipment	1	12	64
Loss (gain) from change in fair value of interest rate swap	144	128	(166)
Deferred income taxes	(2,512)	(2,111)	(1,233)
Change in operating assets and liabilities
Accounts receivable	(3,732)	(82)	(12,298)
Due to/from affiliates	(16)	(61)	(1,055)
Prepaid expenses and other assets	(387)	96	(383)
Accounts payable	(326)	812	4,453
Accrued expenses	1,170	1,860	(2,111)
Accrued interest on loans from affiliates	367	201	1,079
Income taxes receivable/payable	(2,007)	(1,834)	75
Excess tax benefit - share based compensation	-	-	(1,871)
Advance payments on contracts	9,052	(4,497)	(4,038)
Deferred rent	97	132	60

Net cash provided by (used in) operating activities	9,407	8,437	(2,037)

Cash flows from investing activities
Purchases of property and equipment	(1,559)	(602)	(1,071)
Acquisition, net of cash acquired	(56,273)	-	-
Recovery from acquisition escrow	-	475	-
Payments to former option and stock appreciation rights holders	(22,054)	-	-

Net cash used in investing activities	(79,886)	(127)	(1,071)

Cash flows from financing activities
Proceeds from stock issuance, net offering costs of $1,944	-	-	34,326
Excess tax benefit - share based compensation	-	-	1,871
Payments under term loan	(1,800)	(3,600)	(12,600)
Net borrowings (payments) under revolving line of credit	8,346	238	(4,898)
Payments under loans from affiliates	(8,084)	(3,517)	(16,909)
Borrowings under loans from affiliates	25,980	-	-
Distribution for vested options	-	(270)	-
Payments of financing costs	(184)	(9)	(97)
Cash contributed from GLOBAL	46,500	-	-
Net advances to affiliates	-	(9)	-

Net cash provided by (used in) financing activities	70,758	(7,167)	1,693

Increase (decrease) in cash and cash equivalents	279	1,143	(1,415)
Cash and cash equivalents, beginning of year/period	-	279	1,422

Cash and cash equivalents, end of year/period	$279	$1,422	$7

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$2,106	$5,061	$2,861

Interest	$2,887	$2,420	$2,577

(See Accompanying Notes)

Global Defense Technology & Systems, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Organization and Business Overview

Basis of Presentation

Global Defense Technology & Systems, Inc. (the Company) is a diversified technology and engineering services firm that provides mission-critical technology-based systems, solutions and services for national security agencies and programs of the U.S. government.

In 2006, the Company’s former indirect parent, Global Strategies Group Holding, S.A. (GLOBAL), formed Contego Systems Inc. (Contego) and Global Technology Strategies, Inc. for the purpose of commencing technology operations in the U.S. On February 9, 2007, Global Technology Strategies, Inc. acquired all of the outstanding stock of SFA, Inc. and its subsidiary, The Analysis Corp. (TAC), collectively, SFA. Subsequent to the SFA acquisition, SFA was renamed Global Strategies Group (North America) Inc. (GNA), and Global Technology Strategies, Inc. was renamed Global Strategies Group Holding (North America) Inc. (GNA Holding). GNA and TAC are operating subsidiaries. On December 31, 2008, as part of a restructuring, (i) the Company was formed as a wholly owned subsidiary of Contego under the name Contego NewCo Company, as a Delaware corporation, (ii) Contego transferred all of its assets to the Company, which also assumed all of Contego’s liabilities and (iii) Contego was converted into Contego Systems LLC. In July 2009, the Company changed its name to Global Defense Technology & Systems, Inc.

The consolidated financial statements of the Company includes SFA, GNA Holding and GNA. The historical results have been presented from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009. The consolidated financial statements also include the historical results of Contego which consists of general and administrative expense incurred on behalf of GNA, for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009.

On November 19, 2009, the Company effected a 60,000-for-1 stock split for its authorized, issued and outstanding shares of common stock. In addition, on November 19, 2009, GNA Holding merged with and into GNA and the Company assumed all options previously granted pursuant to the SFA Plan. The assumption of the SFA Plan options by the Company resulted in an adjustment to the number of shares issuable upon exercise of those options on an approximate 18.216-to-1 basis in order to achieve a value-for-value exchange, and did not result in any incremental stock based compensation. The 18.216-to-1 ratio reflects the proportion of the 6,000,000 shares of common stock of the Company to the 329,378 shares of common stock of GNA outstanding at the time of the stock split. All shares of common stock and SFA Plan options presented in the consolidated financial statements and the notes to the consolidated financial statements give effect to the stock split and stock option assumption effected on November 19, 2009.

The Company raised $62,877 through its initial public offering which closed November 25, 2009 through the issuance of 3,000,000 shares and selling 1,600,000 shares by existing owners, with an additional 236,726 shares sold to our underwriters through their overallotment option. Priced at $13.00 per share, the net proceeds from the offering provided the Company with $36,270, before other offering-related expenses of $1,944.

Nature of Operations

The Company’s offerings include software engineering services, network and communications management technology, decision support systems for command and control, maritime navigation systems, counter-terrorism intelligence and analysis, data analysis and fusion tools, identifying management solutions and providing innovative expeditionary systems to support troop mobility and survivability worldwide. We derived 85%, 82%, and 88% of our revenue as a prime contractor for the period from February 9, 2007 through December 31, 2007, and for the years ended December 31, 2008 and 2009, respectively. Department of Defense provided 72%, 74%, and 75% of total revenue for the period from February 9, 2007 through December 31, 2007, and for the years ended December 31, 2008 and 2009, respectively.

The Department of Homeland Security and the Intelligence Community provided 28%, 26%, and 25% of total revenue for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009, respectively.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Primarily all of the Company’s revenue is derived from products and services provided to the U.S. government, primarily by Company employees and, to a lesser extent, subcontractors. The Company generates its revenue from three different types of contractual arrangements: fixed-price contracts, time-and-materials contracts, and cost-plus contracts.

Revenue for fixed-price contracts is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs, because these contracts require design, engineering, and manufacturing performed to the customer’s specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses incurred in performance on the contract. Profits on time-and-material contracts result from the difference between the cost of services performed inclusive of labor, direct costs, indirect cost burdens, and other direct expenses and the contract-defined billing rates for these services.

Revenue on cost-plus contracts is recognized as services are performed, generally, based on the allowable costs incurred during the period, plus any recognizable earned fee.

The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs.

Due to the size and nature of many of the Company’s contracts, the determination of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in the contract value when they can be reliably estimated and realization is considered probable.

With regard to claims, revenue is only recognized when settlement on the value of any claim is agreed upon with the customer. Incentive and award payments are included in estimated revenue using the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals.

Estimates of total contract revenue and costs are continuously monitored during the term of contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and costs are determined, the cumulative effect of such adjustments are recorded in the period in which they are identified.

Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to cover the risk of collecting less than full payment on receivables. At each balance sheet date the Company reevaluates its receivables, including receivables that are past due, and reassesses the allowance for doubtful accounts based on specific customer collection issues as well as historical write-off trends. Since the majority of the Company’s receivables result from services provided to the U.S. government, the Company believes the credit risk to be relatively low.

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost except those assets acquired through acquisition which are recorded at fair value. Property and equipment and leasehold improvements are depreciated on a straight-line basis over their estimated useful lives, which range from three to ten years for property and equipment and over the shorter of the lease term or the useful lives of the leasehold improvements.

Long-Lived Assets (Excluding Goodwill)

A review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes there were no indications of impairment of such assets during 2007; however, in September 2008 the Company did impair its trade name intangible asset for the full carrying amount of $2,447 due to the principal operating subsidiary’s name change from SFA to GNA.

Intangible Assets

Intangible assets consist of contract and customer relationships, non-compete agreements, trade names and acquired technologies. Intangible assets are being amortized on a straight-line basis over the expected lives of the assets. Acquired in-process research and development costs are expensed at the acquisition date unless an alternative future use for the asset is identified.

Goodwill

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill is tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology. The impairment test requires the Company to estimate the fair value of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired, and the Company proceeds to step two of the impairment analysis. In step two of the impairment analysis, the Company measures and records an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

The Company performs a fair value analysis of its reporting units annually on December 31 or more frequently if a triggering event occurs. The Company’s reporting units are its operating segments. The Company estimates fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. If goodwill becomes impaired, the Company would record a charge to earnings in the consolidated financial statements during the period in which any impairment of goodwill is determined. Based on the analysis performed, the Company determined that the estimated fair value of each reporting unit exceeded its associated carrying value and that no goodwill impairment existed as of December 31, 2008 or 2009.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with our subsidiary, GNA, entering into a loan and security agreement (see Note 8), which were being amortized using the straight-line method, which approximated the effective interest method, over the life of the related debt.

Fair Value of Financial Instruments

The Company believes that the carrying amount of its financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments. Borrowings under the loan and security agreement bear a variable interest rate, and therefore the carrying amount of these borrowings approximates fair value.

Interest Rate Swap

The Company uses interest rate swap agreements to manage certain cash flow risks for the purpose of reducing the risk associated with the variability of the Company’s interest costs. The Company recognizes the fair value of derivatives in the balance sheet, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative.

Income Taxes

Effective February 9, 2007, the Company began accounting for income taxes in accordance with the provisions of authoritative guidance issued by the Financial Accounting Standards Board (FASB), under which an asset and liability approach is used for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, including net operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates applicable to the future years in which the deferred amounts are expected to be settled or realized. The effect of changes in tax rates is recognized in the provision for income tax in the period the change in rates is enacted.

A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment for a valuation allowance requires judgment on the part of management with respect to the benefits that may be realized.

The calculation of tax liabilities involves judgment in estimating the impact of uncertainties in the application of tax laws. In June 2006, the FASB issued guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The literature also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the new guidance for uncertainty in income taxes on February 9, 2007. At the adoption date and for the period February 9, 2007 through December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company’s practice is to recognize interest and penalty expense related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the period February 9, 2007 through December 31, 2009.

Product Warranties

The Company generally sells products with a limited warranty on product quality and accrues for known warranty issues if a loss is probable and can be reasonably estimated. The Company also accrues for estimated incurred but unidentified issues based on historical activity. There were no significant known claims during the periods presented. In addition, there were no accruals for incurred but unidentified issues based on the Company’s warranty claim history.

Stock-Based Compensation

The Company charges equity-based compensation expense for stock awards to its employees based on the grant-date fair value on a straight line basis over the total requisite service period for the award.

Earnings per Share

Basic earnings per share, or EPS, has been computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Shares issued for each period and shares reacquired for each period are weighted for the portion of the period that they were outstanding. The diluted EPS calculation considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares that are anti-dilutive are not included in the computation of diluted EPS.

New Accounting Pronouncements

Revenue arrangements with multiple deliverables—In October 2009, the accounting standard for the allocation of revenue in arrangements involving multiple deliverables was amended. Current accounting standards require companies to allocate revenue based on the fair value of each deliverable or defer all revenue from the arrangement until all elements have been delivered. The new accounting standard will allow the Company to use estimated selling price to separate multiple-deliverables when fair value is not available. The guidance is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company is currently evaluating the impact on the Company’s financial position or results of operations.

3. Accounts Receivable

The following table details accounts receivable, which consist of billed and unbilled amounts:

	As of December 31,
	2008	2009

Billed	$7,200	$14,842
Unbilled
Billable	13,114	13,288
Revenues in excess of billing milestones and other	18,491	22,668

Total unbilled	31,605	35,956
Total accounts receivable	38,805	50,798
Less: allowance for doubtful accounts	(412)	(107)

Total accounts receivable, net	$38,393	$50,691

All accounts receivable are expected to be collected within one year from the balance sheet date.

The following table reflects the activity related to the allowance for doubtful accounts:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
Allowance for doubtful accounts
Period ended December 31, 2009	$412	$-	$305	$107
Period ended December 31, 2008	151	369	108	412
Period February 9, 2007 to December 31, 2007	210	14	73	151

4. Accrued Expenses

The following table details accrued expenses:

	As of December 31,
	2008	2009
Payroll accruals	$2,178	$2,907
Bonus accruals	3,264	2,294
Accrued leave	1,901	2,007
Profit sharing accruals	1,652	1,552
Other accruals	2,637	761

Total accrued expenses	$11,632	$9,521

5. Property and Equipment

The following table details property and equipment:

	As of December 31,
	2008	2009

Equipment and software	$2,143	$3,070
Furniture and fixtures	719	725
Vehicles	27	27
Leasehold improvements	2,077	2,131

Total property and equipment	4,966	5,953
Less: accumulated depreciation and amortization	(1,617)	(2,512)

Property and equipment, net	$3,349	$3,441

Depreciation expense for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009 was $707, $928, and $915, respectively.

6. Intangible Assets

The following table details intangible assets:

	As of December 31,
	2008	2009

Customer relationships	$25,400	$25,400
Less: Accumulated amortization	(4,763)	(7,303)

	20,637	18,097

Contract backlog	16,400	16,400
Less: Accumulated amortization	(10,250)	(15,717)

	6,150	683

Developed technologies	3,492	3,492
Less: Accumulated amortization	(655)	(1,004)

	2,837	2,488

Total	$29,624	$21,268

Intangible assets are being amortized over the following useful lives:

Estimated Useful Lives
Customer relationships	10 years
Contract backlog	3 years
Non-compete clauses	1 year
Trade name	20 years
Developed technologies	10 years

Amortization expense for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009 was $10,279, $8,841, and $8,356, respectively.

As disclosed in Note 2, the trade name intangible asset was impaired in September 2008. Future amortization expense related to intangible assets is expected to be as follows:

For the Year Ending December 31,
2010	$3,572
2011	2,889
2012	2,889
2013	2,889
2014	2,889
Thereafter	6,140

$21,268

7. Leases

The Company leases office space in multiple locations and equipment under operating leases with various expiration dates through fiscal year 2016.

Minimum future lease payments under the non-cancelable operating leases are as follows:

For the Year Ending December 31,
2010	3,184
2011	1,913
2012	1,221
2013	1,246
2014	1,261
Thereafter	2,023

$10,848

The Company incurred rent expense of $2,746, $3,527 and $3,844 for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009, respectively.

8. Bank Loans and Loans from Affiliates

Bank Loans:

The Company, through its subsidiary GNA, entered into a loan and security agreement on February 9, 2007 for a credit facility which included a term loan for $18,000 and a revolving credit facility with an available capacity of $29,000, including a $16,500 swingline commitment. On September 3, 2009, the loan and security agreement was amended to extend its maturity date to February 28, 2011. The outstanding borrowings under the credit facility accrued interest based on the applicable interest rate, which the Company elected to be the LIBOR rate, plus an applicable margin, as determined by the Funded Debt Ratio. For the year ended December 31, 2009, the applicable margin was 1.8% to 3.0% for the term loan and 1.6% to 3.0% for the revolving credit facility. As a result of the amendment, the applicable margin was 2.4% to 3.2% for borrowings under our term loan and 2.2% to 3.0% for borrowings under our revolving line of credit, subject to a minimum interest rate of 3.0%. The outstanding indebtedness under the loan agreement was collateralized by substantially all of the assets of GNA.

GNA was required to meet certain financial and other covenants, including but not limited to, a Minimum Net Worth test, a Fixed Charges Coverage Ratio and a Maximum Funded Debt Ratio, as defined in the loan and security agreement. GNA was in compliance with all such debt covenants for the period from February 9, 2007 through December 31, 2007, and for the years ended December 31, 2008 and 2009.

Interest expense incurred under the loan and security agreement for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009 was $1,734, $1,320 and $681, respectively.

On February 3, 2010, the Company together with its subsidiaries (collectively as Borrowers) and its existing lender replaced its existing credit facility with a new credit facility of up to $50,000, including the extension of letters of credit up to an aggregate of $2,500. The new facility matures on January 31, 2013. All borrowings will continue to be collateralized by substantially all of the Company’s assets. Loans under either facility take the form of, at the Company’s election, an index rate loan, a base rate loan, or a LIBOR loan, with the interest rate determined by the form of the loan. An index rate loan will bear interest at a rate equal to the one-month LIBOR plus the applicable margin. A base rate loan will bear interest at a rate equal to the highest of the prime rate, the federal funds rate plus 50 basis points, or the one-month LIBOR, each plus the applicable margin. A LIBOR loan will bear interest at a rate equal to the one-, two-, three- or six-month LIBOR plus the applicable margin. For all loans, the applicable margin will be 2.50% at the outset of the Loan Agreement and thereafter will be adjusted quarterly based on the Borrowers’ funded debt ratio. The maximum applicable margin is 3.00%. The funded debt ratio is the ratio of debt to EBITDA for the Borrowers and their subsidiaries on a consolidated basis. The new facility will also require that the Company continue to comply with certain affirmative and restrictive covenants that are similar to those in the Company’s old credit facility discussed above.

Loans from Affiliates:

On February 8, 2007, the Company, through GNA Holding, entered into a demand note agreement (the “Kende Note”) with Kende Holding Vagyonkezelo Felelossegu Tarsasag, which we refer to as Kende, Contego Systems LLC’s direct parent, in the amount of $26,000 at a fixed rate of 8% per annum in order to fund part of the purchase price of SFA (See Note 10).

In addition, in connection with the restructuring described in Note 1 the Company assumed Contego’s demand notes payable to affiliates of GLOBAL (“Other Affiliate Loans”) of $883. Interest on the other affiliate loans accrues quarterly based on LIBOR plus a margin of 2.5% determined as of the beginning of each calendar quarter.

Upon completion of our Initial Public Offering in November 2009, the Company repaid all outstanding loans from affiliates and the term loan.

Interest expense incurred under the loans from affiliates for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009 was $1,860, $1,430 and $1,078, respectively.

The balances on bank loans and loans from affiliates and weighted average interest rates are summarized in the table below:

	December 31, 2008		December 31, 2009
	Balance	Rate	Balance	Rate
Bank loans
Revolving line of credit	$8,584	6.59%	$3,686	3.00%
Term loan	12,600	5.21%	-

Total	21,184		3,686

Less current portion	(3,600)		-

	$17,584		$3,686

Loans from affiliates
Kende note	$14,885	8.00%	$-
Other affiliate loans	945	6.07%	-

Total current portion	$15,830		$-

The future minimum scheduled principal payments due as of December 31, 2009 for outstanding debt obligations, are as follows:

For the Year Ending December 31,
2010	$-
2011	3,686

$3,686

9. Interest Rate Swap

In 2007, the Company entered into an interest rate swap agreement, which expired on February 9, 2010, with a notional balance of $6,300 to offset the fluctuation in future interest payments on a portion of its variable rate debt. Under the interest rate swap agreement, the Company pays a fixed rate of 4.91% quarterly on the principal balance as determined by the agreement in exchange for an amount based on the three-month LIBOR rate. The fair value of the interest rate swap agreement represented a non-current liability of $272 at December 31, 2008 and a current liability of $106 at December 31, 2009 in the consolidated balance sheets. The change in fair value of the interest rate swap agreement for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009 was $144, $128, and $(166), respectively. The Company has accounted for the interest rate swap agreement as an undesignated hedge and, as a result the change in fair value is reflected in interest expense in the accompanying consolidated statements of operations.

The interest rate swap was valued based upon observable inputs including the consideration of non-performance risk associated with the derivative liability.

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2009:

	As of December 31, 2008				As of December 31, 2009
	(non-current)				(current)
	Level 1	Level 2	Level 3	At Fair Value	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$-	$272	$-	$272	$-	$106	$-	$106

10. SFA Acquisition

On February 9, 2007, the Company, through GNA Holding, acquired all of the outstanding shares of SFA (See Note 1). The purchase price for the acquisition included: $70,000 in cash paid to SFA’s former Employee Stock Ownership Plan, the ESOP, and approximately $1,387 in transaction costs. The SFA acquisition was financed with $18,000 of indebtedness incurred under the term loan portion of the loan agreement and $71,387 of debt and equity capital invested by affiliates of GLOBAL (see Note 8 for a discussion of debt obligations).

The SFA acquisition was treated as a purchase business combination requiring a new basis of accounting for the assets and liabilities. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with the remaining amount being recorded as goodwill.

Separately identifiable intangible assets were recognized as assets apart from goodwill at their fair values. Included in such identifiable intangible assets as of the date of the acquisition are Customer relationships, Contract backlog, Non-compete clauses, Trade name and Developed technologies.

Customer relationships consisted of acquired contracts that have had a history of renewal upon recompete and were valued based upon the estimated future cash flows after the contract’s future recompete date. A ten-year useful life was estimated based upon an analysis of renewal history for each contract. Contract backlog was valued and the related three year useful life was estimated based on signed agreements representing expected future revenue. Non-compete clauses were valued based on relevant employment contractual obligations of key employees that were to expire over a one year period. The trade name was valued based on the equivalent costs associated with developing it or paying royalties for its use and was estimated to have a 20 year life. Developed technologies consisted of identified technology-based intangible assets used to serve the Company’s client base associated with national defense and counterintelligence and was estimated to have a life of ten years.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed in connection with the SFA acquisition:

Cash	$15,114
Accounts receivable	34,579
Prepaid expenses and other	1,030
Property, plant and equipment	2,833
Deposits	147
Identifiable intangible assets	51,192
Goodwill	24,373
Less assumed liabilities
Stock Option and Stock Appreciation rights payable	(22,054)
Accounts payable and accrued expenses	(17,827)
Term loan	(18,000)

$71,387

The Company also immediately expensed $400 of acquired in-process research and development costs.

The acquired goodwill and identifiable assets are tax deductible for tax purposes. The fair value and the weighted average amortization period of each of the components of the identifiable intangible assets are as follows:

	Fair Value	Weighted- Average Amortization Period (in years)
Customer relationships	25,400	10
Contract backlog	16,400	3
Non-compete clauses	2,800	1
Trade name	2,700	20
Developed technologies	3,492	10

	$50,792	8

At the date of the SFA acquisition, $9,500 was placed in escrow to ensure that indemnifications provided by the sellers could be funded in case there was a breach of any representation or warranty provided to the Company. All amounts of escrow were released in August 2008 to the selling shareholders with the exception of $475 reimbursed to the Company for selling expenses incurred in excess of a limitation of $3,200 as required by the Sale and Purchase Agreement.

11. Stock-Based Compensation Plans

Effective November 25, 2009, the Company adopted the Global Defense Technology & Systems, Inc., 2009 Performance Incentive Plan, which we refer to as the Plan. The Plan authorizes the issuance of options to purchase shares of common stock and the grant of bonus stock awards, restricted common stock awards, stock appreciation rights, deferred shares, performance shares and performance units. Options to purchase 492,127 shares of common stock, at a weighted average exercise price of $10.65 per share, which were previously granted by GNA under the SFA Inc. 2007 Stock Option Plan, which we refer to as the SFA Plan, have been assumed under the Plan.

Under the Plan, the maximum number of shares of common stock that may be subject to awards is 1,000,000, including the 492,127 shares of common stock issuable upon exercise of options granted under the SFA Plan and assumed under the Plan. A compensation committee made up of members of the Company’s Board of Directors administers the plan. The number of shares of common stock allocated to the Plan automatically increase at the beginning of each fiscal year by a number equal to the lesser of 1.5% of the Company’s shares of outstanding common stock, 125,000 shares of common stock and an amount determined by the administrators. No one participant may receive awards for more than 200,000 shares of common stock in any one calendar year. The maximum number of performance units that may be granted to a participant in any one calendar year is $1,500 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of our stockholders as the administrators determine is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar event. If an option terminates, expires or becomes un-exercisable, or shares of common stock subject to a stock award, grant of performance shares, grant of deferred shares or stock appreciation right are forfeited, the shares subject to such option, stock award, grant of performance shares, grant of deferred shares or stock appreciation right are available under the first sentence of this paragraph for future awards under the Plan. In addition, shares that are issued under any type of award under the Plan and that are repurchased or reacquired by us at the lesser of fair market value and the original purchase price for such shares are also available under the first sentence of this paragraph for future awards under the Plan.

As of December 31, 2009, the Plan had 438,689 shares available for future grants. The options generally vest on a straight-line basis over 4 years and expire after 10 years. The SFA Plan plan requires adjustments to exercise prices when distributions are made to the shareholder by subtracting a pro-rata amount of the distribution from the original exercise price. Accordingly, outstanding employee stock options were re-priced and decreased by $1.67 on October 15, 2007, by $0.83 on June 26, 2008 and by $1.08 on September 21, 2009 concurrent with the associated declarations of distribution. The exercise price of the employee stock options was adjusted based on an existing anti-dilution provision that requires adjustment in the event of a declaration of distribution. The adjustment represented a probable-to-probable modification where the fair value of the stock options immediately before the modification reflects the anticipated required adjustment to the stock options’ terms in accordance with the anti-dilution provision. Therefore, the fair value of the award immediately before the modification equals its fair value immediately after the modification, and no additional compensation expense was recognized at the time of the re-pricing.

On December 31, 2007, Contego issued shares of restricted stock to an employee of the Company. The restrictions on the award lapsed either upon a change in control of the Company or upon the completion of an initial public offering (IPO) of the Company’s stock. As a result, the grant date fair value of the award of $3,686 was expensed in the year ended December 31, 2009. Associated with the IPO, the Company’s Executive Vice President and Chief Financial Officer, received a grant of 36,432 shares of the Company’s common stock. The grant date fair value of this award of $620 was expensed in the year ended December 31, 2009.

Additionally, 15,380 restricted shares were issued to the Directors on December 16, 2009 at $14.37 per share based on the closing stock price on the day of grant. The total fair value of $221 will vest over a three year period.

On August 15, 2008, the Company reached a separation agreement with its former Chief Executive Officer whereby the Company paid $270 in exchange for his outstanding vested stock options.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price
Shares outstanding at February 9, 2007	-	$-
Options granted	666,710	11.67
Options exercised	-	-
Options forfeited	(66,671)	10.00

Options outstanding at December 31, 2007	600,039	$10.00

Options granted	135,000	$11.19
Options exercised	-	-
Options forfeited	(266,684)	9.17

Options outstanding at December 31, 2008	468,355	$9.75

Options granted	259,087	$14.46
Options exercised	-	-
Options forfeited	(166,131)	9.57

Options outstanding at December 31, 2009	561,311	$10.18

The following table summarizes stock option vesting and unvested options:

	Options	Weighted- Average Grant Date Fair Value	Weighted Average Exercise Price
Unvested at February 9, 2007	-	-	-
Granted	666,710	$4.49	$11.67
Vested	-	-	-
Forfeited	(66,671)	4.49	10.00

Unvested at December 31, 2007	600,039	$4.49	$10.00

Vested at December 31, 2007	-	-	-

Granted	135,000	$4.20	$11.19
Vested	(83,339)	4.49	9.17
Forfeited	(266,684)	4.49	9.17

Unvested at December 31, 2008	385,016	$4.39	$9.88

Vested at December 31, 2008	83,339	$4.49	$9.17
Granted	259,087	$4.86	$14.46
Vested	(54,175)	4.22	10.43
Forfeited	(166,131)	4.24	9.57

Unvested at December 31, 2009	423,797	$4.64	$11.27

Vested at December 31, 2009	137,514	$4.39	$6.82

Stock based compensation is recognized on a straight-line basis over the requisite vesting period using a Black-Scholes-Merton option pricing model. The Company recognizes the effect of expected forfeitures of equity awards by estimating an expected forfeiture rate. Amounts recognized for expected forfeitures are subsequently adjusted quarterly at major vesting dates to reflect actual forfeitures.

All issuances of stock options utilized an exercise price equal to fair value of the Company’s common stock on the grant date. Prior to our initial public offering, the fair value of the common stock was determined by management with requisite valuation expertise and was performed on a contemporaneous basis at or near the award grant date. Determining the fair value of common stock requires making complex and subjective judgments. Management used the market approach to estimate the Company’s enterprise value at each date at which options and restricted stock were granted. There is inherent uncertainty in market multiple estimates. The enterprise value was then used to determine the fair value of the Company’s common stock and utilized in calculating stock-based compensation.

After completion of our initial public offering, the exercise price is equal to the closing price listed on Nasdaq Global Markets on the day of grant.

The Company recognized compensation expense of $590 for the period February 9, 2007 through December 31, 2007, and $435 and $4,757 for the years ended December 31, 2008 and 2009, respectively. As of December 31, 2009, there was approximately $1,450 of unrecognized stock-compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

The Company did not recognize any excess tax benefits from share-based compensation during the periods from February 9, 2007 through December 31, 2008. For the year ending December 31, 2009, the Company recognized an excess tax benefit of $1,871 for stock compensation expenses.

The following weighted-average assumptions were used for option grants made for the period February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009.

	As of December 31,
	2007	2008	2009
Expected Volatility	35.1%	33.7%	33.6%
Expected term (in years)	5	5	5
Dividend yield	0.0%	0.0%	0.0%
Risk-free Interest Rate	4.5%	3.3%	1.72 - 2.09%

•

Expected Volatility.    The expected volatility of the Company’s shares was estimated using the volatility of a peer group of public companies. The Company was not public for a long enough period to have sufficient data points in calculating volatility based on its own stock trading history.

•	Expected Term. Because of the small group of option holders, the Company used actual and expected attrition rates to estimate the term of the options.

•

Dividend Yield.    The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

•

Risk-free Interest Rate.    The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

12. Provision for Income Taxes

Significant components of the provision for (benefit from) income taxes are as follows:

	Period February 9 to December 31, 2007	Year Ended December 31,
		2008	2009
Current
Federal	$2	$2,457	$1,706
State & Local	104	793	813

Total current	106	3,250	2,519

Deferred
Federal	(2,065)	(1,712)	(966)
State & Local	(447)	(400)	(267)

Total deferred	(2,512)	(2,112)	(1,233)

Total income tax provision	$(2,406)	$1,138	$1,286

The differences between the expense from income taxes at the statutory U.S. federal income tax rate of 34% and those reported in the statements of operations for the Company are as follows:

	Period February 9 to December 31, 2007	Year Ended December 31,
		2008	2009
U.S. Federal income tax rate	34.0%	34.0%	34.0%
State taxes	3.5	11.8	15.6
Meals and entertainment, and other	(0.3)	5.9	0.8

Provision for income taxes	37.2%	51.7%	50.4%

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2008	2009
Deferred tax assets
Depreciation and amortization	$4,495	$5,677
Accrued bonuses and vacation	560	522
Bad debt and other reserves	18	130
Net operating losses and tax credits	55	899
Other	371	421
Less: Valuation allowance	-	(840)

Total deferred tax assets	5,499	6,809

Deferred tax liabilities
Prepaid expenses	$(113)	$(190)

Total deferred tax liability	(113)	(190)

Net deferred tax assets	$5,386	$6,619

The Company assesses the realizability of deferred tax assets by considering several factors including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and historical book income. Based on the Company’s historical earnings, historical taxable income, future reversal of deferred tax assets, and estimated future profitability and taxable income, management believes it is more likely than not that all deferred tax assets will be realized except for $840 which relates to state deductions we are unlikely to realize as a result of our various reorganizations.

Description	Balance at Beginning of Period	Additions to Valuation Allowance	Deductions of Valuation Allowance	Balance at End of Period
Tax valuation allowance
Period ended December 31, 2009	$-	$840	$-	$840
Period ended December 31, 2008	-	-	-	-
Period February 9, 2007 to December 31, 2007	-	-	-	-

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. federal and various state jurisdictions remain subject to examination for tax periods ended on or after February 8, 2007.

While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company does not have any material unrecognized tax positions as of December 31, 2009.

13. Employee Benefit Plans

The Company maintains a 401(k) savings plan that covers all eligible GNA employees, (the GNA 401(k) Plan). The GNA 401(k) Plan is a “defined contribution plan” whereby eligible participants have the option of contributing to the plan up to the statutorily prescribed limit. The Company provides 100% matching funds for eligible participating employees, limited to the employee’s participation of up to 5% of earnings. Participants are 100% vested in their employee contributions immediately and the participants’ interests in Company matching contributions vest ratably over five years. Participants also become fully vested upon reaching age 55 with 5 years of vesting service, upon reaching age 59 1/2, permanent disability, or death.

The Company also maintains a 401(k) savings plan that covers all eligible TAC employees, (the TAC 401(k) Plan). The TAC 401(k) Plan is a “defined contribution plan” whereby eligible participants have the option of contributing to the plan up to the statutorily prescribed limit. The Company provides 100% matching funds for eligible participating employees, limited to the employee’s participation of up to 3% of earnings. Participants are 100% vested in both their and Company matching contributions immediately. In addition, the Company has the discretion to match an additional 2% of earnings, which vests ratably over five years.

Contributions to the plans were $1,335 for the period from February 9 through December 31, 2007 and $1,459 and $1,541 for the years ended December 31, 2008 and 2009, respectively.

Effective January 1, 2007 and April 1, 2007, the Company adopted the TAC Profit Sharing Plan and the GNA Profit Sharing Plan, respectively, for eligible employees. The TAC Profit Sharing Plan provides for a 2% year-end profit sharing contribution to be made to all active employees as of December 31 each year. Participation in the 401(k) is not required to receive the profit sharing contribution. The GNA Profit Sharing Plan provides employees an opportunity to share in the profits of GNA through their retirement plan. The GNA Profit Sharing Plan provides for a minimum contribution of 3% of an eligible employee’s compensation for active employees on December 31 each year. Both the TAC Profit Sharing Plan and the GNA Profit Sharing Plan have a five-year vesting schedule.

14. Earnings Per Share

Basic and diluted earnings per share, or EPS, are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted EPS, includes the effects of dilutive restricted stock units and stock options. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Period February 9 to December 31, 2007	Year Ended December 31,
		2008	2009
Basic EPS
Net income (loss)	$(4,069)	$1,062	$1,269
Weighted average shares outstanding	6,000,000	6,000,000	6,341,079

Basic earnings per share	$(0.68)	$0.18	$0.20

Diluted EPS
Net income (loss)	(4,069)	1,062	1,269

Weighted average basic shares outstanding	6,000,000	6,000,000	6,341,079
Effect of dilutive shares:
Assuming exercise of stock options	-	-	91,332
Restricted shares	-	-	7,891
Weighted average dilutive shares outstanding	6,000,000	6,000,000	6,440,301

Diluted earnings per share	$(0.68)	$0.18	$0.20

When a Company reports a loss, the effect of including potential common shares is anti-dilutive. The number of employee stock options that were excluded from the earnings per share calculations due to their anti-dilutive impact totaled 654,402 shares for the period from February 9, 2007 through December 31, 2007.

In addition, employee stock options should have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. As such, 564,275 were excluded from the Company’s earnings per share calculations due to their anti-dilutive impact for the years ended December 31, 2008.

15. Related Party Transactions

GNA provides subcontracting services as well as support for security, information technology and other administrative services to its affiliate, GLOBAL and its subsidiaries. Included in revenue are services rendered to GLOBAL for the year ended December 31, 2008 and 2009 in the amounts of $553 and $1,765, respectively. Included in due from affiliates are amounts due for these subcontracting and support services as of December 31, 2008 and 2009 in the amounts of $279 and $350, respectively.

Included in selling, general and administrative expense are services rendered by GLOBAL for corporate management and certain administrative expenses to the Company for the period from February 9, 2007 through December 31, 2007, for the year ended December 31, 2008 and 2009 in the amounts of $10, $28 and $1,924, respectively.

Included in due from affiliates are amounts provided by GNA to GIS as short-term advances for payroll and operating expenses. As of December 31, 2008 and 2009, accounts receivable from GIS for such advances were $9 and $759, respectively.

Included in due to affiliates are amounts payable to GLOBAL and certain of its subsidiaries for various related party transactions as of December 31, 2008 was $234.

In addition to the above, see Note 8 for information on the Company’s related party debt.

16. Contingencies

Certain key executives have entered into employment agreements with the Company that include severance benefits upon an involuntary termination or change in ownership of the Company.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. Currently, we do not have any litigation pending the outcome of which, if unfavorable to us, would have a material adverse effect on our financial condition and results of operations.

17. Information on Reportable Segments

The Company defines its operating segments based on the way the chief operating decision maker, CODM, manages the operations within the Company for the allocation of resources, decision making and performance assessment.

The Company operates in two reportable segments: Technology and Intelligence Services, or TIS, and Force Mobility and Modernization Systems, or FMMS. The Company’s operating segments are aggregated into two reportable segments based on the similarity of their economic and other characteristics, including the nature of the systems and services offered. The Company’s TIS reportable segment provides technology-based solutions and services to the U.S. government while the Company’s FMMS reportable segment provides mission-critical products to the U.S. government.

In the following table of financial data, the total of the operating results of these reportable segments is reconciled, as appropriate, to the corresponding consolidated amount. With respect to the caption “Operating Income,” the reconciling item “Unallocated Corporate Expenses” includes the costs for items not considered part of the CODM’s evaluation of segment operating performance including amortization of intangible assets, impairment of intangible assets and other corporate expenses. With respect to the caption “Total Assets,” the reconciling item “Unallocated Corporate Assets” includes assets not considered part of the CODM’s evaluation of segment operating performance. Corporate assets consist primarily of intangible assets, goodwill and deferred income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Period February 9 to December 31, 2007	Year Ended December 31,
		2008	2009
Revenue from external customers
TIS segment	$64,476	$80,433	$90,388
FMMS segment	70,342	108,993	122,457

Total revenue from external customers	$134,818	$189,426	$212,845

Operating income (loss)
TIS segment	$5,441	$7,441	$7,766
FMMS segment	5,676	13,060	16,282
Unallocated corporate expenses	(14,044)	(15,591)	(19,651)

Total operating income (loss)	$(2,927)	$4,910	$4,397
Interest income (expense), net	(3,548)	(2,710)	(1,842)

Income (loss) before income taxes	$(6,475)	$2,200	$2,555

Depreciation of fixed assets
TIS segment	$462	$615	$585
FMMS segment	244	311	327
Unallocated corporate expenses	1	2	3

Total	$707	$928	$915

Capital expenditures
TIS segment	$1,445	$211	$263
FMMS segment	80	379	356
Unallocated corporate expenses	34	12	452

Total	$1,559	$602	$1,071

	As of December 31,
	2008	2009
Total assets
TIS segment	$13,651	$29,342
FMMS segment	29,034	50,578
Unallocated corporate assets	62,967	32,591

Total	$105,652	$112,511

Total goodwill
TIS segment	$9,935	$9,935
FMMS segment	14,438	14,438

Total	$24,373	$24,373

18. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2008 and 2009 is presented in the table below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenue	43,295	49,872	50,036	46,223
Operating income (loss)	(23)	1,710	701	2,522
Income (loss) before income taxes	(901)	1,151	112	1,838

Net (loss) income	(483)	617	(33)	961

Basic EPS	$(0.08)	$0.10	$(0.01)	$0.16
Diluted EPS	$(0.08)	$0.10	$(0.01)	$0.16

2009
Revenue	49,613	53,427	54,028	55,777
Operating income (loss)	2,256	1,689	2,363	(1,911)
Income (loss) before income taxes	1,749	1,199	1,872	(2,265)

Net (loss) income	919	641	1,272	(1,563)

Basic EPS	$0.15	$0.11	$0.21	$(0.21)
Diluted EPS	$0.15	$0.11	$0.21	$(0.21)

EXHIBIT INDEX

Number	Description
2.1	Stock Purchase Agreement, dated February 9, 2007, by and among Global Technology Strategies, Inc., Reliance Trust Company and SFA, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1+	SFA, Inc. 2007 Stock Option Plan (1)

4.2+	Form of SFA, Inc. 2007 Stock Option Plan Agreement (1)

4.3+	2009 Performance Incentive Plan (3)

4.4+	Form of 2009 Performance Incentive Option Plan Agreement (1)

4.5+	Form of 2009 Performance Incentive Restricted Stock Agreement (1)

10.1	GSA Schedule Contract No. GS-35F-0344L awarded to The Analysis Corp., with related purchase orders for the Department of Justice contract (1)

10.2	TWPS Contract No. DAAE07-02-DT001, dated February 6, 2002, by and between SFA, Inc. and U.S. Army TACOM, as amended (1)

10.3	Aberdeen Contract No. W91CRB06D0054, dated August 31, 2006, by and between SFA, Inc. and U.S. Army, as amended (1)

10.4	Field Feeding System Contract No. W911QY-05-D0004, dated April 15, 2005, by and between SFA, Inc. and the U.S. Army, as amended (4)

10.5	Preferred Supplier Services Framework Agreement, dated June 24, 2009 by and between Global Strategies Group (North America) Inc. and Global Strategies Group (Middle East) FZE (1)

10.6+	Form of Director and Officer Indemnification Agreement (1)

10.7+	Employment Agreement, effective August 18, 2008, by and between SFA, Inc. and John Hillen, as amended (1)

10.8+	Employment Agreement, dated February 9, 2007, by and between SFA, Inc. and Jerry D. Robinson (1)

10.9+	Agreement and General Release, dated August 7, 2008, by and between SFA, Inc. and Jerry D. Robinson (1)

10.10+	Executive Employment Agreement, dated April 21, 2009, by and between Global Strategies Group (North America) Inc. and Kevin Kissner (1)

10.11+	Employment Agreement, dated February 9, 2007, by and between SFA, Inc. and Richard G. Mattingley (1)

10.12+	Employment Agreement, dated February 9, 2007, by and between SFA, Inc. and John O. Brennan (1)

10.13+	Executive Employment Agreement, dated April 21, 2009, by and between Global Strategies Group (North America) Inc. and Stephen G. Corey (1)

10.14+	Employment Agreement, effective May 18, 2009, by and between Global Strategies Group (North America) Inc. and James Allen (1)

10.15+	Executive Employment Agreement, dated June 21, 2009, by and between Global Strategies Group (North America) Inc. and Kirk Herdman (1)

10.16+	Employment Agreement entered into by and between Global Strategies Group (North America) Inc. and Ronald C. Jones (1)

Number	Description
10.17	Deed of Lease for 1501 Farm Credit Drive, Suites 1900 and 2300, McLean, Virginia, by and between SFA, Inc., TAC and the FCS Building Association, dated as of February 28, 2006, as amended (1)

10.18	Office Lease Agreement for Crofton Business Centre, 2200 Defense Highway, Crofton, Maryland, by and between SFA, Inc. and William F. Chesley, dated July 18, 2004 (1)

10.19	Sub-Lease for 28712 Glebe Road, Easton, Maryland, by and between SFA, Inc.’s Frederick Manufacturing Division and Queensbury Village, Inc., dated July 1, 2003 (1)

10.20	Redemption Agreement dated September 3, 2009, by and among the Registrant, Contego Systems LLC, Kende Holding kft, and Ronald Jones (1)

10.21	Services Agreement dated June 17, 2009 by and between GSG Holding (United Kingdom) Limited and Contego Newco Company (1)

10.22	Subcontract No. GMS-2117-08-02-001, dated December 13, 2008 by and between Global Strategies Group (Integrated Securities), Inc. and Global Strategies Group North America) Inc. (1)

10.23	Trademark License Agreement dated September 29, 2009 by and between Global Strategies Group Holding, S.A. and Global Defense Technology & Systems, Inc. (1)

10.24	Promissory Note dated February 8, 2007 in the amount of $25,980,000 by Global Technology Strategies, Inc. in favor of Kende Holding kft (1)

10.25	Loan Agreement dated April 3, 2006 in the amount of $1,000,000 by and between Kende Holding kft and Contego Systems Inc. (1)

10.26	Loan and Security Agreement, dated February 9, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.27	First Amendment to the Loan and Security Agreement, dated October 3, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.28	Second Amendment to the Loan and Security Agreement, dated May 23, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.29	Third Amendment to the Loan and Security Agreement, dated July 22, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.30	Fourth Amendment to the Loan and Security Agreement, dated March 25, 2009, by and between Global Strategies Group (North America) Inc., The Analysis Corp. and SunTrust Bank (1)

10.31	Fifth Amendment to the Loan and Security Agreement, dated September 3, 2009, by and between Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc., The Analysis Corp. and SunTrust Bank (1)

10.32	Revolving Note, dated September 3, 2009, in the amount of $29,000,000 by Global Strategies Group (North America) Inc. and The Analysis Corp. in favor of SunTrust Bank (1)

10.33	Special Security Agreement, dated April 18, 2007, by and among Global Strategies Group Holding SA, Kende Holding kft, Global Technology Strategies, Inc., SFA, Inc. and the U.S. Department of Defense (1)

10.34	Loan and Security Agreement, dated as of February 3, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and The Analysis Corp., as Borrowers, SunTrust Bank as Administrative Agent and Lender, and SunTrust Robinson Humphrey as Lead Arranger and Book Manager (5)

10.35	Registration Rights Agreement to be entered into by and among Global Defense Technology & Systems, Inc., Contego Systems LLC and Ronald Jones (2)

Number	Description
21.1	Subsidiaries of the Registrant (1)

23	Consent of PricewaterhouseCoopers LLP (2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed October 7, 2009 (File No. 333-161719).

(2)	Included with this filing.

(3)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8, filed November 25, 2009 (File No. 333-163346).

(4)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed November 5, 2009 (File No. 333-161719).

(5)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K, filed February 9, 2010 (File No. 001-34551).

+	Management contract or compensatory plan.