Form 10-Q
period 2010-03-31
GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
filed 2010-05-11
CIK 1471038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34551

Global Defense Technology & Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4477465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Farm Credit Drive, Suite 2300 McLean, VA	22102-5011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

703-738-2840

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s common shares outstanding on May 5, 2010 was 9,071,812.

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	As of March 31, 2010	As of December 31, 2009
Assets
Current assets
Cash and cash equivalents	$7	$7
Accounts receivable, net	47,680	50,691
Due from affiliates	1,675	1,109
Prepaid expenses and other current assets	1,357	1,238
Deferred tax assets	488	324
Income taxes receivable	2,776	3,543

Total current assets	53,983	56,912

Property and equipment, net	3,456	3,441
Intangible assets, net	19,862	21,268
Goodwill	24,373	24,373
Deferred tax assets	6,553	6,295
Other assets	480	222

Total assets	$108,707	$112,511

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,061	$13,040
Accrued expenses	7,348	9,521
Advance payments on contracts	1,307	517
Interest rate swap liability	—	106

Total current liabilities	21,716	23,184

Deferred rent	299	289
Bank loans, net of current	—	3,686

Total liabilities	22,015	27,159

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $0.01 per share, 90,000,000 shares authorized and 9,071,812 and 9,051,812 shares issued and outstanding, respectively	91	90
Additional paid-in capital	88,424	88,179
Accumulated deficit	(1,823)	(2,917)

Total stockholders’ equity	86,692	85,352

Total liabilities and stockholders’ equity	$108,707	$112,511

(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2010	2009
Revenue
Products	$21,254	$27,678
Services	24,639	21,935

Total revenue	45,893	49,613

Operating costs and expenses
Cost of revenue - products	17,629	22,540
Cost of revenue - services	20,812	18,282
Selling, general and administrative expenses	4,612	4,446
Amortization of intangible assets	1,406	2,089

Total operating costs and expenses	44,459	47,357

Operating income	1,434	2,256
Other income (expense)
Interest income	3	2
Interest expense	(8)	(509)

Income before income taxes	1,429	1,749
Provision for income taxes	(335)	(830)

Net income	$1,094	$919

Earnings per share
Basic	$0.12	$0.15
Diluted	$0.12	$0.15

Weighted average common shares outstanding
Basic	9,036,432	6,000,000
Diluted	9,156,731	6,007,820

(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$1,094	$919
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	265	240
Amortization of intangible assets	1,406	2,089
Equity-based compensation	245	30
Gain from change in fair value of interest rate swap	(106)	(13)
Deferred income taxes	(423)	(713)
Change in operating assets and liabilities
Accounts receivable	3,011	(12,530)
Due to/from affiliates	(566)	(1,349)
Prepaid expenses and other assets	(119)	(381)
Accounts payable	21	12,738
Accrued expenses	(2,172)	(4,874)
Accrued interest on loans from affiliates	—	297
Income taxes receivable	767	471
Advance payments on contracts	790	(3,493)
Deferred rent	10	20

Net cash provided by (used in) operating activities	4,223	(6,549)

Cash flows from investing activities
Purchases of property and equipment	(223)	(159)

Net cash used in investing activities	(223)	(159)

Cash flows from financing activities
Net (payments) borrowings under revolving line of credit	(3,686)	6,154
Payments of financing costs	(314)	—

Net cash (used in) provided by financing activities	(4,000)	6,154

Decrease in cash and cash equivalents	—	(554)
Cash and cash equivalents, beginning of period	7	1,422

Cash and cash equivalents, end of period	$7	$868

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$2	$—

Interest	$130	$192

(See Accompanying Notes)

Global Defense Technology & Systems, Inc.

Unaudited Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Except as otherwise indicated, or as the context otherwise requires, the “Company,” “GTEC,” “we,” “us,” and “our” refer to Global Defense Technology & Systems, Inc., a Delaware corporation, and, where appropriate, its direct and indirect subsidiaries, Global Strategies Group (North America) Inc., our operating company, which we refer to as GNA, and The Analysis Corp.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of GTEC have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments (all of which are of a normal, recurring nature) that are necessary for a fair presentation of the results for such periods. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in GTEC’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (SEC). The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

2. Business Overview

GTEC is a diversified technology and engineering services firm that provides mission-critical technology-based systems, solutions and services for national security agencies and programs of the U.S. government.

The Company’s offerings include software engineering services, network and communications management technology, decision support systems for command and control, maritime navigation systems, counter-terrorism intelligence and analysis, data analysis and fusion tools, identifying management solutions and providing innovative expeditionary systems to support troop mobility and survivability worldwide. We derived 82% and 88% of our revenue as a prime contractor for the quarter ended March 31, 2010 and year ended December 31, 2009, respectively. Department of Defense provided 67% and 75% of total revenue for the quarter ended March 31, 2010 and year ended December 31, 2009, respectively.

3. Accounts Receivable

A summary of accounts receivable follows:

	As of March 31,	As of December 31,
	2010	2009
Billed	$13,088	$14,842
Unbilled
Billable	12,565	13,288
Revenues in excess of billing milestones and other	22,133	22,668

Total unbilled	34,698	35,956
Total accounts receivable	47,786	50,798
Less: allowance for doubtful accounts	(106)	(107)

Total accounts receivable, net	$47,680	$50,691

4. Bank Loans

On February 3, 2010, the Company together with its subsidiaries (collectively as Borrowers) and its existing lender replaced its existing credit facility of $29,000 with a new credit facility of up to $50,000, including the extension of letters of credit up to an aggregate of $2,500. The new facility matures on January 31, 2013. All borrowings continue to be collateralized by substantially all of the Company’s assets. Loans under the facility take the form of, at the Company’s election, an index rate loan, a base rate loan, or a LIBOR loan, with the interest rate determined by the form of the loan. An index rate loan will bear interest at a rate equal to the one-month LIBOR plus the applicable margin. A base rate loan will bear interest at a rate equal to the highest of the prime rate, the federal funds rate plus 50 basis points, or the one-month LIBOR, each plus the applicable margin. A LIBOR loan will bear interest at a rate equal to the one-, two-, three- or six-month LIBOR plus the applicable margin. For all loans, the applicable margin adjusts quarterly based on the Borrowers’ funded debt ratio. The maximum applicable margin is 3.00%. The funded debt ratio is the ratio of debt to EBITDA for the Borrowers and their subsidiaries on a consolidated basis. The Company is required to meet certain financial and other covenants, including but not limited to, a Minimum Net Worth test, a Fixed Charges Coverage Ratio and a Maximum Funded Debt Ratio, as defined in agreement. The Company was in compliance with the affirmative and restrictive covenants at March 31, 2010. At December 31, 2009, we had $3,686 outstanding on our revolving line of credit and we had no debt outstanding at March 31, 2010. The applicable interest rate at March 31, 2010 was 2.73%.

5. Stock-Based Compensation Plans

Effective November 25, 2009, the Company adopted the Global Defense Technology & Systems, Inc., 2009 Performance Incentive Plan, which we refer to as the Plan. The Plan authorizes the issuance of options to purchase shares of common stock and the grant of bonus stock awards, restricted common stock awards, stock appreciation rights, deferred shares, performance shares and performance units. Options previously granted by GNA under the SFA Inc. 2007 Stock Option Plan, which we refer to as the SFA Plan, have been assumed under the Plan.

As of March 31, 2010, the maximum number of shares of common stock that may be subject to awards is 1,125,000, including the 492,127 shares of common stock issuable upon exercise of options granted under the SFA Plan and assumed under the Plan. A compensation committee made up of members of the Company’s Board of Directors administers the plan. As of March 31, 2010, the Plan had 271,308 shares available for future grants. The options generally vest on a straight-line basis over 4 years and expire after 10 years.

On January 4, 2010, the Company granted 20,000 shares of restricted stock to our Chief Executive Officer that vest over a three year period with a grant date fair value of $327 based on the price of the stock at the date of grant. The weighted average remaining life of all outstanding restricted stock is 2.7 years.

The following table reflects the restricted stock activity:

	Shares	Weighted- Average Price
Shares granted	15,380	$14.37

Outstanding at December 31, 2009	15,380	$14.37

Shares granted	20,000	$16.37

Outstanding at March 31, 2010	35,380	$15.50

Vested at March 31, 2010	—	—

The following table summarizes stock option activity:

	Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2008	468,355	$9.75

Options granted	259,087	$14.46
Options exercised	—	—
Options forfeited	(166,131)	9.57

Options outstanding at December 31, 2009	561,311	$10.18

Options granted	257,001	$14.35
Options exercised	—	—
Options forfeited	—	—

Options outstanding at March 31, 2010	818,312	$13.35

The following table summarizes stock option vesting and unvested options:

	Options	Weighted- Average Fair Value	Weighted- Average Exercise Price
Unvested at December 31, 2008	385,016	$4.39	$9.88

Vested at December 31, 2008	83,339	$4.49	$9.17

Granted	259,087	$4.86	$14.46
Vested	(54,175)	4.22	10.43
Forfeited	(166,131)	4.24	9.57

Unvested at December 31, 2009	423,797	$4.64	$11.27

Vested at December 31, 2009	137,514	$4.39	$6.82

Granted	257,001	$4.98	$14.35
Vested	(59,226)	4.33	11.52
Forfeited	—	—	—

Unvested at March 31, 2010	621,572	$4.81	$12.52

Vested at March 31, 2010	196,740	$4.37	$8.24

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

All issuances of stock options utilized an exercise price equal to fair value of the Company’s common stock on the grant date. Prior to our initial public offering, the fair value of the common stock was determined by management with requisite valuation expertise and was performed on a contemporaneous basis at or near the award grant date. Determining the fair value of common stock requires making complex and subjective judgments. Management used the market approach to estimate the Company’s enterprise value at each date at which options were granted. There is inherent uncertainty in market multiple estimates. The enterprise value was then used to determine the fair value of the Company’s common stock and utilized in calculating stock-based compensation.

After completion of our initial public offering, the exercise price is equal to the closing price listed on Nasdaq Global Markets on the day of grant.

The Company recognized compensation expense of $245 and $30 for the quarters ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was approximately $2,379 of unrecognized stock-compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.0 years.

6. Earnings Per Share

Basic earnings per share, or EPS, exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflect potential dilution that could occur from potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of dilutive restricted stock and stock options. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended March 31,
	2010	2009

Net income	$1,094	$919

Weighted average basic shares outstanding	9,036,432	6,000,000
Effect of dilutive shares:
Assuming exercise of stock options	102,809	7,820
Restricted shares	17,490	—

Weighted average dilutive shares outstanding	9,156,731	6,007,820

Basic earnings per share	$0.12	$0.15

Diluted earnings per share	$0.12	$0.15

In addition, employee stock options should have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. As such, 141,389 options were excluded from the Company’s earnings per share calculations due to their anti-dilutive impact for the quarter ended March 31, 2010.

7. Related Party Transactions

GNA provides subcontracting services as well as support for security, information technology and other administrative services to its affiliate, Global Strategies Group Holding, S.A. and its subsidiaries (collectively as “GLOBAL”).

Included in revenue are services rendered to GLOBAL for the quarters ended March 31, 2010 and 2009 in the amount of $318 and $898, respectively. Included in due from affiliates related to these services at March 31, 2010 and December 31, 2009 are $579 and $350, respectively.

Also included in due from affiliates are amounts provided by GNA to Global Strategies Group (Integrated Security) Inc. (“GIS”), an affiliate of GLOBAL, as short-term advances for payroll and operating expenses. As of March 31, 2010 and December 31, 2009, accounts receivable from GIS for such advances were $1,096 and $759, respectively.

Included in selling, general and administrative expense are services rendered by GLOBAL for corporate management and certain administrative expenses to the Company for the quarter ended March 31, 2009 in the amount of $455. These services ended upon completion of our initial public offering in November 2009.

8. Contingencies

From time to time, we are involved in legal proceedings arising in the ordinary course of business. Currently, we do not have any litigation pending the outcome of which, if unfavorable to us, would have a material adverse effect on our financial condition, results of operations and cash flows.

9. Income Taxes

The provision for income taxes amounted to $335 and $830 for the quarters ended March 31, 2010 and March 31, 2009, respectively. For the quarter ended March 31, 2010, the effective tax rate was 23% due to a $233 increase in our deferred tax assets as a result of increases in our estimated 2010 federal and state tax rates from 2009. For the quarter ended March 31, 2009, the effective tax rate was 47% due to interest and operating costs incurred in corporate entities that previously did not file consolidated state income tax returns thus we were unable to recognize state tax benefits related to these costs. These entities were merged in November 2009.

10. Information on Reportable Segments

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

In the following table of financial data, the total of the operating results of these reportable segments is reconciled, as appropriate, to the corresponding consolidated amount. With respect to the caption “Operating Income,” the reconciling item “Unallocated Corporate Expenses” includes the costs for items not considered in the CODM’s evaluation of segment operating performance including amortization of intangible assets and other corporate expenses. With respect to the caption “Total Assets,” the reconciling item “Unallocated Corporate Assets” includes assets not considered in the CODM’s evaluation of segment operating performance. Corporate assets consist primarily of intangible assets, goodwill and deferred income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three Months Ended March 31,
	2010	2009

Revenue from external customers
TIS Segment	$24,639	$21,935
FMMS Segment	21,254	27,678

Total revenue from external customers	$45,893	$49,613

Operating income
TIS Segment	$1,941	$2,067
FMMS Segment	2,177	3,831
Unallocated Corporate expenses	(2,684)	(3,642)

Total operating income	$1,434	$2,256
Interest income (expense), net	(5)	(507)

Income before income taxes	$1,429	$1,749

Depreciation of fixed assets
TIS Segment	$133	$150
FMMS Segment	76	78
Unallocated Corporate expenses	—	1

Total	$209	$229

Capital expenditures
TIS Segment	$223	$61
FMMS Segment	—	98

Total	$223	$159

	As of March 31, 2010	As of December 31, 2009

Total assets
TIS Segment	$21,415	$19,407
FMMS Segment	31,791	36,140
Unallocated Corporate assets	55,501	56,964

Total	$108,707	$112,511

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statement made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•

Our dependence on our contracts with Federal Government agencies, particularly within the U.S. Department of Defense, for substantially all our revenue; a change in funding of our contracts due to bid protests; changes in spending patterns; changes in contract type, particularly changes from cost-plus or time-and-material type contracts to fixed-price type contracts; or changes in priorities due to the change in administration

•

Changes in Federal Government programs or requirements, including the increased use of small business providers or curtailment of Federal Government’s use of professional service providers (insourcing)

•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•	Failure to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions

•

Current economic market conditions, specifically the credit and liquidity crisis, (i) has caused the interest rate on our outstanding debt to fluctuate and could increase significantly in the future; (ii) could cause our non-government business partners, prime or subcontractors, to default on contracts which may impact our ability to perform; and (iii) could impact the cost of future acquisitions significantly above our current cost of debt

•

Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) Government contracts for services, (ii) outsourcing of activities that have been performed by the Government, (iii) delays related to agency specific funding freezes, and (iv) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration

•	Our own ability to achieve the objectives of near-term or long-range business plans.

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC, and from time to time, in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

Overview

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

Our primary areas of expertise include:

•	counter-terrorism intelligence and analysis;

•	data analysis and intelligence fusion tools;

•	force mobility, modernization, and survivability solutions;

•	maritime domain awareness and navigation systems;

•	systems and software engineering;

•	network and communications management; and

•	decision support systems for command and control.

We conduct our business through two reportable segments: Technology and Intelligence Services, or TIS, and Force Mobility and Modernization Systems, or FMMS. Through our TIS segment, we provide a broad range of technology-based services and solutions, including counter-terrorism and intelligence solutions and command, control and decision support solutions, to customers in the Department of Defense, the Intelligence Community and other U.S. agencies. Through our FMMS segment, we provide customers, primarily in the Department of Defense, with solutions that entail the design, engineering and integration of highly mobile mission support systems. The following table shows our revenue from the customer group as a percentage of total revenue for the period shown:

	Three Months Ended March 31,
	2010	2009
Department of Defense	67.4%	72.4%
National security agencies	32.6%	27.6%

Total revenue	100.0%	100.0%

In addition, we have four contracts, each of which, in one or more of the reported periods, individually comprised more than 10% of our consolidated revenue. The following table shows our revenue for each of these four contracts:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

TIS Segment
Department of Justice counter-terrorism contract	$6,113	$7,218

FMMS Segment
U.S. Army TACOM contract	7,332	11,917
U.S. Army Aberdeen Test Center contract	4,365	4,301
U.S. Army field feeding system contract	3,339	4,598

Total FMMS Segment	15,036	20,816

Total	$21,149	$28,034

As a percentage of total revenue	46%	57%

The Department of Justice counter-terrorism contract is a time-and-materials contract for analytical and information technology services in support of a critical counter-terrorism program. The original Department of Justice counter-terrorism contract ended on September 8, 2009. We received a new contract from the Department of Justice extending our work for an additional five years beginning on September 9, 2009, consisting of a base period of one year and options for four additional years. The ceiling of the new contract is $200 million and provides the opportunity for expansion of our services above the current level. The estimated value of our current level of services on the contract over the five year contract period is approximately $146 million. We believe that the $200 million ceiling in the new contract provides the customer with the ability to expand the level of services to be procured from us over the term of the contract. The table above reflects revenue on the original contract and new contract for their respective periods.

The contract with U.S. Army TACOM (Tank-Automotive and Armaments Command) is a fixed-price contract for the delivery of Tactical Water Purification Systems, which we refer to as TWPS. The decrease in revenue for the quarter ended March 31, 2010 as compared to the March 31, 2009 was partly the result of the contract ending for ordering purposes on January 31, 2010 as well as a large order received in January 2009. While the demand for and revenue from TWPS currently being procured under the U.S. Army TACOM contract is declining, we may receive additional orders for TWPS under other contract vehicles in the future. We also believe that there will be demand to replace older TWPS with new, more technologically advanced water purification systems that may have greater capacity than the current TWPS we are delivering under the U.S. Army TACOM contract. In addition, we are currently pursuing other revenue opportunities related to our water purification technologies.

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

The contract with the U.S. Army for a field feeding system is a fixed-price contract that ended for ordering purposes on April 15, 2010. We received $49.4 million in orders in March and April 2010 from the U.S. Army. We continue to expect additional revenue on other variants of our field feeding systems from the U.S. Army and other branches of the military under other contracts.

We derive our revenue from contracts directly with the U.S. government or as a subcontractor to other providers of services to the U.S. government. The following table shows our revenue as prime contractor and as subcontractor as a percentage of our total revenue:

	Three Months Ended March 31,
	2010	2009
Prime contract revenue	81.9%	88.3%
Subcontract revenue	18.1%	11.7%

Total revenue	100.0%	100.0%

We provide our services and solutions under three types of contracts: fixed-price, time-and-materials and cost-plus. Our product revenue, which is included in our FMMS segment, is primarily derived from fixed-price contracts. Our service revenue, which is included in our TIS segment, is primarily derived from cost-plus and time-and-materials contracts. Our contract mix varies from year to year due to numerous factors, including our business strategies and U.S. government procurement objectives. The following table shows our revenue from each of these types of contracts as a percentage of our total revenue:

	Three Months Ended March 31,
	2010	2009
Fixed-price	50.7%	55.5%
Time-and-materials	34.4%	31.0%
Cost-plus	14.9%	13.5%

Total revenue	100.0%	100.0%

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

Results of Operations

The following table summarizes our results of operations on a consolidated basis:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Revenue	$45,893	$49,613
Operating costs and expenses
Cost of revenue	38,441	40,822
Selling, general and administrative expenses	4,612	4,446
Amortization of intangible assets	1,406	2,089

Total operating costs and expenses	44,459	47,357

Operating income	1,434	2,256
Other income (expense)
Interest income	3	2
Interest expense	(8)	(509)

Income before income taxes	1,429	1,749
Provision for income taxes	(335)	(830)

Net income	$1,094	$919

Revenue. Revenue for the quarter ended March 31, 2010 decreased $3.7 million, or 7.5%, to $45.9 million, compared to $49.6 million for the same period in 2009.

The following table summarizes revenue by reportable segment:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

TIS Segment	$24,639	$21,935
As a percentage of total revenue	53.7%	44.2%
FMMS Segment	21,254	27,678
As a percentage of total revenue	46.3%	55.8%

Total revenue	$45,893	$49,613

TIS segment revenue for the quarter ended March 31, 2010 increased $2.7 million, or 12.3%, to $24.6 million, compared to $21.9 million for the same period in 2009. The growth has resulted from increased spending by the U.S. government for services in support of programs to combat terrorism both at home and abroad. Two counter-terrorism contracts awarded in the latter half of 2009 increased revenue by $3.1 million in the quarter ended March 31, 2010.

FMMS segment revenue for the quarter ended March 31, 2010 decreased $6.4 million, or 23.2%, to $21.3 million, compared to $27.7 million for the same period in 2009. Our FMMS revenue has decreased in the quarter due to a slowdown in fourth quarter 2009 and first quarter 2010 contract orders. This resulted from delays in contract awards as a result of the delayed passage of the federal government fiscal year 2010 defense appropriations bill and the timing of the decision to increase troop levels in Afghanistan which caused our customers to defer major purchasing decisions until later in 2010.

Cost of Revenue. The following table summarizes cost of revenue by reportable segments:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

TIS Segment	$20,812	$18,282
As a percentage of related revenue	84.5%	83.3%
FMMS Segment	17,629	22,540
As a percentage of related revenue	82.9%	81.4%

Total cost of revenue	$38,441	$40,822

As a percentage of revenue	83.8%	82.3%

The increase in cost of revenue for both of our segments was primarily due to higher purchases of labor, equipment and materials and to other direct costs, as well as lower FMMS revenues to absorb our fixed costs.

SG&A Expenses. The following table summarizes total SG&A expenses for the following periods:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Total segment SG&A expenses	$3,334	$2,893
As a percentage of total revenue	7.3%	5.8%

Corporate SG&A expenses:
Stock-based compensation expense	245	30
Management fees paid to GLOBAL	—	455
Other corporate expenses	1,033	1,068
Total Corporate SG&A expenses	1,278	1,553
As a percentage of total revenue	2.8%	3.1%

Total SG&A expenses	$4,612	$4,446

As a percentage of total revenue	10.0%	9.0%

Segment SG&A expenses were higher in the quarter ended March 31, 2010 as compared to March 31, 2009 as management and marketing activities have grown to support the underlying business and capitalize on growth opportunities.

Corporate SG&A expenses include expenses that are not under control of our segment managers and generally are not allowable as costs that can be charged against our government contracts.

Stock-based compensation expense increased due to additional stock option and restricted stock grants.

During the quarter ended March 31, 2009, we paid management fees to an affiliate of GLOBAL of $0.5 million. Subsequent to the November 2009 initial public offering, we no longer pay any management fees to such affiliate or any other affiliate of GLOBAL.

Other corporate expenses include other costs that are not allocable to our reportable segments. Generally, these are corporate costs that are not allowed to be allocated to government contracts, or costs which management has decided to not recover from our government customers.

Total SG&A expenses for the quarter ended March 31, 2010 also reflect the additional expenses associated with being a public company since the completion of our initial public offering in November 2009.

Amortization of Intangible Assets. Amortization expense for the quarter ended March 31, 2010 decreased $0.7 million to $1.4 million, as compared to $2.1 million for the same period in 2009. The decrease year over year was the effect of certain intangible assets reaching the end of their useful lives.

Operating Income. The following table reconciles segment operating income to total operating income:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

TIS Segment	$1,941	$2,067
As a percentage of related segment revenue	7.9%	9.4%
FMMS Segment	2,177	3,831
As a percentage of related segment revenue	10.2%	13.8%

Total segment operating income	4,118	5,898
As a percentage of total revenue	9.0%	11.9%
Unallocated Corporate expenses:
Corporate SG&A expenses	(1,278)	(1,553)
Amortization of intangible assets	(1,406)	(2,089)

Total operating income	$1,434	$2,256

As a percentage of total revenue	3.1%	4.5%

TIS and FMMS segment operating income decreased for the periods presented due to our increases in Cost of Revenue and SG&A expenses as described above. Total operating income benefited from lower amortization of intangibles due to the certain assets reaching the end of their useful lives and lower Corporate SG&A expenses as a result of no longer paying management fees to GLOBAL.

Interest Expense, net. Interest expense for the quarter ended March 31, 2010 was nearly zero, compared to $0.5 million for the same period in 2009, representing a decrease of $0.5 million. The decrease in interest expense was due to paying off the balance of the credit facility during the first quarter of 2010.

Provision for Income Taxes. The provision for income taxes amounted to $0.3 million and $0.8 million for the quarters ended March 31, 2010 and March 31, 2009, respectively. For the quarter ended March 31, 2010, the effective tax rate was 23% due to a $0.2 million increase in our deferred tax assets as a result of increases in our estimated 2010 federal and state tax rates from 2009. For the quarter ended March 31, 2009, the effective tax rate was 47% due to interest and operating costs incurred in corporate entities that previously did not file consolidated state income tax returns thus we were unable to recognize state tax benefits related to these costs. These entities were merged in November 2009.

Contract Backlog

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

The following table depicts our backlog as of the end of the respective periods:

	March 31, 2010	December 31, 2010
	(in thousands)

TIS Segment
Funded	$49,847	$37,411
Unfunded	352,006	417,721

Total	$401,853	$455,132

FMMS Segment
Funded	$77,204	$65,658
Unfunded	122,872	118,823

Total	$200,076	$184,481

Company
Funded	$127,051	$103,069
Unfunded	474,878	536,544

Total backlog	$601,929	$639,613

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, capital expenditures, and making strategic acquisitions. Our $50 million revolving line of credit, current cash balance, and cash flow from operations are sufficient to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity. As of March 31, 2010, we had no outstanding balance on our revolving credit facility. Refer to Note 3 for more information on our credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during 2010. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

As of March 31, 2010, we had no debt outstanding related to our credit facility which could be subject to interest rate risk.

Additionally, we are subject to credit risks associated with our cash and accounts receivable. The credit risk associated with our cash is limited as it is held with highly rated financial institutions. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the Federal Government or prime contractors working with the Federal Government.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act are: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2010, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. Currently, we do not have any litigation pending the outcome of which, if unfavorable to us, would have a material adverse effect on our financial condition and results of operations.

Item 1A. Risk Factors

There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1+	SFA, Inc. 2007 Stock Option Plan (1)

4.2+	Form of SFA, Inc. 2007 Stock Option Plan Agreement (1)

4.3+	2009 Performance Incentive Plan (3)

4.4+	Form of 2009 Performance Incentive Option Plan Agreement (1)

4.5+	Form of 2009 Performance Incentive Restricted Stock Agreement (1)

10.1	GSA Schedule Contract No. GS-35F-0344L awarded to The Analysis Corp., with related purchase orders for the Department of Justice contract (1)

10.2	TWPS Contract No. DAAE07-02-DT001, dated February 6, 2002, by and between SFA, Inc. and U.S. Army TACOM, as amended (1)

10.3	Aberdeen Contract No. W91CRB06D0054, dated August 31, 2006, by and between SFA, Inc. and U.S. Army, as amended (1)

10.4	Field Feeding System Contract No. W911QY-05-D0004, dated April 15, 2005, by and between SFA, Inc. and the U.S. Army, as amended (4)

10.5	Preferred Supplier Services Framework Agreement, dated June 24, 2009 by and between Global Strategies Group (North America) Inc. and Global Strategies Group (Middle East) FZE (1)

10.6+	Form of Director and Officer Indemnification Agreement (1)

10.7+	Executive Employment Agreement, dated April 21, 2009, by and between Global Strategies Group (North America) Inc. and Kevin Kissner (1)

Number	Description

10.8+	Executive Employment Agreement, dated June 21, 2009, by and between Global Strategies Group (North America) Inc. and Kirk Herdman (1)

10.9	Deed of Lease for 1501 Farm Credit Drive, Suites 1900 and 2300, McLean, Virginia, by and between SFA, Inc., The Analysis Corp. and the FCS Building Association, dated as of February 28, 2006, as amended (1)

10.10	Office Lease Agreement for Crofton Business Centre, 2200 Defense Highway, Crofton, Maryland, by and between SFA, Inc. and William F. Chesley, dated July 18, 2004 (1)

10.11	Sub-Lease for 28712 Glebe Road, Easton, Maryland, by and between SFA, Inc.’s Frederick Manufacturing Division and Queensbury Village, Inc., dated July 1, 2003 (1)

10.12	Redemption Agreement dated September 3, 2009, by and among the Registrant, Contego Systems LLC, Kende Holding kft, and Ronald Jones (1)

10.13	Services Agreement dated June 17, 2009 by and between GSG Holding (United Kingdom) Limited and Contego Newco Company (1)

10.14	Subcontract No. GMS-2117-08-02-001, dated December 13, 2008 by and between Global Strategies Group (Integrated Securities), Inc. and Global Strategies Group North America) Inc. (1)

10.15	Trademark License Agreement dated September 29, 2009 by and between Global Strategies Group Holding, S.A. and Global Defense Technology & Systems, Inc. (1)

10.16	Promissory Note dated February 8, 2007 in the amount of $25,980,000 by Global Technology Strategies, Inc. in favor of Kende Holding kft (1)

10.17	Loan Agreement dated April 3, 2006 in the amount of $1,000,000 by and between Kende Holding kft and Contego Systems Inc. (1)

10.18	Loan and Security Agreement, dated February 9, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.19	First Amendment to the Loan and Security Agreement, dated October 3, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.20	Second Amendment to the Loan and Security Agreement, dated May 23, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.21	Third Amendment to the Loan and Security Agreement, dated July 22, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.22	Fourth Amendment to the Loan and Security Agreement, dated March 25, 2009, by and between Global Strategies Group (North America) Inc., The Analysis Corp. and SunTrust Bank (1)

10.23	Fifth Amendment to the Loan and Security Agreement, dated September 3, 2009, by and between Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc., The Analysis Corp. and SunTrust Bank (1)

10.24	Revolving Note, dated September 3, 2009, in the amount of $29,000,000 by Global Strategies Group (North America) Inc. and The Analysis Corp. in favor of SunTrust Bank (1)

10.25	Amended and Restated Special Security Agreement, dated February 22, 2010, by and among Global Strategies Group Holding SA, Kende Holding kft, , Contego Systems, LLC, Global Strategies Group (North America) Inc., and Global Defense Technology and System, Inc., SFA, Inc. and the U.S. Department of Defense (7)

Number	Description

10.26

Loan and Security Agreement, dated as of February 3, 2010, by and among Global Defense Technology & Systems,

Inc., Global Strategies Group (North America) Inc. and The Analysis Corp., as Borrowers, SunTrust Bank as

Administrative Agent and Lender, and SunTrust Robinson Humphrey as Lead Arranger and Book Manager (5)

10.27

Revolving Note, dated February 3, 2010, in the amount of $50,000,000 by Global Defense Technology & Systems,

Inc. Global Strategies Group (North America) Inc. and The Analysis Corp. in favor of SunTrust Bank (2)

10.28	Registration Rights Agreement to be entered into by and among Global Defense Technology & Systems, Inc., Contego Systems LLC and Ronald Jones (2)

10.29+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and John F. Hillen, III (6)

10.30+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and James P. Allen (6)

10.31+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and Ronald C. Jones (6)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed October 7, 2009 (File No. 333-161719).
(2)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K, filed March 5, 2010 (File No. 001-34551).
(3)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8, filed November 25, 2009 (File No. 333-163346).
(4)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed November 5, 2009 (File No. 333-161719).
(5)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K, filed February 9, 2010 (File No. 001-34551).
(6)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed April 1, 2010 (File No. 001-34551).
(7)	Included with this filing.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Global Defense Technology & Systems, Inc.

Date: May 11, 2010

/s/ John Hillen
John Hillen
Chief Executive Officer, President
(Principal Executive Officer)

Date: May 11, 2010

/s/ James P. Allen
James P. Allen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)