Form 10-Q/A
period 2010-03-31
GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
filed 2010-08-06
CIK 1471038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-34551
Global Defense Technology & Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4477465 (I.R.S. Employer Identification No.)

1501 Farm Credit Drive, Suite 2300 McLean, VA (Address of principal executive offices)	22102-5011 (Zip Code)
Registrant’s telephone number, including area code:
703-738-2840
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock $0.01 par value per share	Nasdaq Stock Market
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

EXPLANATORY NOTE
     Global Defense Technology & Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the Securities and Exchange Commission on May 11, 2010 (the “Original Filing”). The Company is filing this amendment to its Original Filing in order to indicate its status as a smaller reporting company as determined at the conclusion of its initial public offering on November 25, 2009 pursuant to paragraph f(1)(ii) of Item 10 of Regulation S-K.
     Except as indicated above, no other information included in the Original Filing is amended by this Amendment No. 1 on Form 10-Q/A. In addition, this Amendment No. 1 on Form 10-Q/A does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date thereof.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2010	Global Defense Technology & Systems, Inc.
/s/ John Hillen
John Hillen
Chief Executive Officer, President (Principal Executive Officer)