Form 10-Q
period 2010-06-30
GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
filed 2010-08-06
CIK 1471038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34551
Global Defense Technology & Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4477465
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1501 Farm Credit Drive, Suite 2300
McLean, VA	22102-5011
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common shares outstanding on August 5, 2010 was 9,071,812.

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,738	$7
Accounts receivable, net	49,254	50,691
Due from affiliates	364	1,109
Prepaid expenses and other current assets	1,240	1,238
Deferred tax assets	589	324
Income taxes receivable	308	3,543

Total current assets	53,493	56,912

Property and equipment, net	3,509	3,441
Intangible assets, net	19,140	21,268
Goodwill	24,373	24,373
Deferred tax assets	6,140	6,295
Other assets	442	222

Total assets	$107,097	$112,511

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,286	$13,040
Accrued expenses	6,966	9,521
Advance payments on contracts	526	517
Interest rate swap liability	—	106

Total current liabilities	17,778	23,184

Deferred rent	303	289
Bank loans, net of current	—	3,686

Total liabilities	18,081	27,159

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $0.01 per share, 90,000,000 shares authorized and 9,071,812 and 9,051,812 shares issued and outstanding, respectively	91	91
Additional paid-in capital	88,685	88,178
Retained earnings (accumulated deficit)	240	(2,917)

Total stockholders’ equity	89,016	85,352

Total liabilities and stockholders’ equity	$107,097	$112,511

(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Products	$25,232	$31,332	$46,486	$59,010
Services	23,990	22,095	48,629	44,030

Total revenue	49,222	53,427	95,115	103,040

Operating costs and expenses
Cost of revenue — products	18,917	26,777	36,546	49,229
Cost of revenue — services	20,235	18,065	41,047	36,435

Selling, general and administrative expenses	5,813	4,807	10,425	9,253
Amortization of intangible assets	722	2,089	2,128	4,178

Total operating costs and expenses	45,687	51,738	90,146	99,095

Operating income	3,535	1,689	4,969	3,945
Other income (expense)
Interest income	3	1	6	3
Interest expense	(47)	(491)	(55)	(1,000)

Income before income taxes	3,491	1,199	4,920	2,948
Provision for income taxes	(1,428)	(558)	(1,763)	(1,388)

Net income	$2,063	$641	$3,157	$1,560

Earnings per share
Basic	$0.23	$0.11	$0.35	$0.26
Diluted	$0.23	$0.11	$0.34	$0.26
Weighted average common shares outstanding
Basic	9,036,432	6,000,000	9,036,432	6,000,000
Diluted	9,150,197	6,055,152	9,156,163	6,027,898
(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net income	$3,157	$1,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	500	497
Amortization of intangible assets	2,128	4,178
Equity-based compensation	507	153
Gain from change in fair value of interest rate swap	(106)	(50)
Deferred income taxes	(110)	(818)
Change in operating assets and liabilities
Accounts receivable	1,437	(12,986)
Due to/from affiliates	745	(399)
Prepaid expenses and other assets	5	(184)
Income taxes receivable	3,235	1,404
Accounts payable	(2,754)	9,218
Accrued expenses	(2,555)	(4,624)
Accrued interest on loans from affiliates	—	597
Advance payments on contracts	9	(4,001)
Deferred rent	14	37

Net cash provided by (used in) operating activities	6,212	(5,418)

Cash flows from investing activities
Purchases of property and equipment	(481)	(681)

Net cash used in investing activities	(481)	(681)

Cash flows from financing activities
Proceeds from overline note	—	3,000
Payments under term loan	—	(1,800)
Net (payments) borrowings under revolving line of credit	(3,686)	5,013
Payments of financing costs	(314)	—
Advances to affiliates	—	(1,319)

Net cash (used in) provided by financing activities	(4,000)	4,894

Increase (decrease) in cash and cash equivalents	1,731	(1,205)
Cash and cash equivalents, beginning of period	7	1,422

Cash and cash equivalents, end of period	$1,738	$217

Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Income taxes	$(1,362)	$801

Interest	$55	$405

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
The Company’s offerings include software engineering services, network and communications management technology, decision support systems for command and control, maritime navigation systems, counter-terrorism intelligence and analysis, data analysis and fusion tools, identifying management solutions and providing innovative expeditionary systems to support troop mobility and survivability worldwide. We derived 82% and 88% of our revenue as a prime contractor for the six months ended June 30, 2010 and year ended December 31, 2009, respectively. Department of Defense provided 69% and 75% of total revenue for the six months ended June 30, 2010 and year ended December 31, 2009, respectively.
3. Accounts Receivable
A summary of accounts receivable follows:

	As of	As of
	June 30,	December 31,
	2010	2009

Billed	$8,294	$14,842
Unbilled
Billable	13,734	13,288
Revenues in excess of billing milestones and other	27,331	22,668

Total unbilled	41,065	35,956

Total accounts receivable	49,359	50,798
Less: allowance for doubtful accounts	(105)	(107)

Total accounts receivable, net	$49,254	$50,691

4. Bank Loans
On February 3, 2010, the Company together with its subsidiaries (collectively as Borrowers) and its existing lender replaced its existing credit facility of $29,000 with a new credit facility of up to $50,000, including the extension of letters of credit up to an aggregate of $2,500. The new facility matures on January 31, 2013. All borrowings continue to be collateralized by substantially all of the Company’s assets. Loans under the facility take the form of, at the Company’s election, an index rate loan, a base rate loan, or a LIBOR loan, with the interest rate determined by the form of the loan. An index rate loan will bear interest at a rate equal to the one-month LIBOR plus the applicable margin. A base rate loan will bear interest at a rate equal to the highest of the prime rate, the federal funds rate plus 50 basis points, or the one-month LIBOR, each plus the applicable margin. A LIBOR loan will bear interest at a rate equal to the one-, two-, three- or six-month LIBOR plus the applicable margin. For all loans, the applicable margin adjusts quarterly based on the Borrowers’ funded debt ratio. The maximum applicable margin is 3.00%. The funded debt ratio is the ratio of debt to EBITDA for the Borrowers and their subsidiaries on a consolidated basis. The Company is required to meet certain financial and other covenants, including but not limited to, a Minimum Net Worth test, a Fixed Charges Coverage Ratio and a Maximum Funded Debt Ratio, as defined in the agreement. The Company was in compliance with the affirmative and restrictive covenants at June 30, 2010. At December 31, 2009, we had $3,686 outstanding on our revolving line of credit and we had no debt outstanding at June 30, 2010.

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
As of June 30, 2010, the maximum number of shares of common stock that may be subject to awards is 1,125,000, including the 492,127 shares of common stock issuable upon exercise of options granted under the SFA Plan and assumed under the Plan. A compensation committee made up of members of the Company’s Board of Directors administers the plan. As of June 30, 2010, the Plan had 271,308 shares available for future grants. The options generally vest on a straight-line basis over 4 years and expire after 10 years.
On January 4, 2010, the Company granted 20,000 shares of restricted stock to our Chief Executive Officer that vest over a three year period with a grant date fair value of $327 based on the price of the stock at the date of grant. The weighted average remaining life of all outstanding restricted stock is 2.5 years as of June 30, 2010.
The following table reflects the restricted stock activity:

		Weighted-
	Shares	Average Price

Shares granted	15,380	$14.37

Outstanding at December 31, 2009	15,380	$14.37

Shares granted	20,000	$16.37

Outstanding at June 30, 2010	35,380	$15.50

Vested at June 30, 2010	—	—

The following table summarizes stock option activity:

		Weighted-
		Average
	Options	Exercise Price
Options outstanding at December 31, 2008	468,355	$9.75

Options granted	259,087	$14.46
Options exercised	—	—
Options forfeited	(166,131)	9.57

Options outstanding at December 31, 2009	561,311	$10.18

Options granted	257,001	$14.35
Options exercised	—	—
Options forfeited	—	—

Options outstanding at June 30, 2010	818,312	$11.49

The following table summarizes stock option vesting and unvested options:

			Weighted
		Weighted-	Average
		Average	Exercise
	Options	Fair Value	Price
Unvested at December 31, 2008	385,016	$4.39	$9.88

Vested at December 31, 2008	83,339	$4.49	$9.17

Granted	259,087	$4.86	$14.46
Vested	(54,175)	4.22	10.43
Forfeited	(166,131)	4.24	9.57

Unvested at December 31, 2009	423,797	$4.64	$11.27

Vested at December 31, 2009	137,514	$4.39	$6.82

Granted	257,001	$4.98	$14.35
Vested	(89,282)	4.76	13.37
Forfeited	—	—	—

Unvested at June 30, 2010	591,516	$4.77	$12.29

Vested at June 30, 2010	226,796	$4.54	$9.40

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
All issuances of stock options utilized an exercise price equal to the fair value of the Company’s common stock on the grant date. Prior to our initial public offering, the fair value of the common stock was determined by management with requisite valuation expertise and was performed on a contemporaneous basis at or near the award grant date. Determining the fair value of common stock requires making complex and subjective judgments. Management used the market approach to estimate the Company’s enterprise value at each date at which options were granted. There is inherent uncertainty in market multiple estimates. The enterprise value was then used to determine the fair value of the Company’s common stock and utilized in calculating stock-based compensation.
After completion of our initial public offering, the exercise price is equal to the closing price listed on Nasdaq Global Markets on the day of grant.
As of June 30, 2010, there was approximately $2,175 of unrecognized stock-compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.9 years.
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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$2,063	$641	$3,157	$1,560

Weighted average basic shares outstanding	9,036,432	6,000,000	9,036,432	6,000,000
Effect of dilutive shares:
Assuming exercise of stock options	110,415	55,152	106,638	27,898
Restricted shares	3,350	—	13,093	—

Weighted average dilutive shares outstanding	9,150,197	6,055,152	9,156,163	6,027,898

Basic earnings per share	$0.23	$0.11	$0.35	$0.26

Diluted earnings per share	$0.23	$0.11	$0.34	$0.26

In addition, employee stock options should have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options. As such, 199,514 and 77,527 options for the six months ended June 30, 2010 and 2009, respectively, and 100,796 options for the three months ended June 30, 2009, were excluded from the Company’s earnings per share calculations due to their anti-dilutive impact.
7. Related Party Transactions
GNA provides subcontracting services as well as support for security, information technology and other administrative services to its affiliate, Global Strategies Group Holding, S.A. and its subsidiaries (referred to collectively as “GLOBAL”).
Included in revenue are services rendered to GLOBAL for the six months ended June 30, 2010 and 2009 in the amount of $786 and $1,218, respectively. Included in due from affiliates related to these services at June 30, 2010 and December 31, 2009 are $247 and $350, respectively.
Also included in due from affiliates are amounts provided by GNA to Global Strategies Group (Integrated Security), Inc. (“GIS”), an affiliate of GLOBAL, as short-term advances for payroll and operating expenses. As of June 30, 2010 and December 31, 2009, accounts receivable from GIS for such advances were $117 and $759, respectively.
Included in selling, general and administrative expense are services rendered by GLOBAL for corporate management and certain administrative expenses to the Company for the six months ended June 30, 2009 in the amount of $1,069. These services ceased upon completion of our initial public offering in November 2009.
8. Contingencies
From time to time, we are involved in legal proceedings arising in the ordinary course of business. Currently, we do not have any litigation pending the outcome of which, if unfavorable to us, would have a material adverse effect on our financial condition, results of operations and cash flows.
9. Income Taxes
The provision for income taxes amounted to $1,763 and $1,388 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the effective tax rate was 35.8% due to a $190 increase in our deferred tax assets as a result of increases in our estimated 2010 federal and state tax rates from 2009. For the six months ended June 30, 2009, the effective tax rate was 47.1% due to interest and operating costs incurred in corporate entities that previously did not file consolidated state income tax returns; thus we were unable to recognize state tax benefits related to these costs. These entities were merged in November 2009.
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
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue from external customers
TIS Segment	$23,990	$22,095	$48,629	$44,030
FMMS Segment	25,232	31,332	46,486	59,010

Total revenue from external customers	$49,222	$53,427	$95,115	$103,040

Operating income
TIS Segment	$1,976	$1,831	$3,917	$3,897
FMMS Segment	4,005	3,272	6,182	7,104
Unallocated Corporate expenses	(2,446)	(3,414)	(5,130)	(7,056)

Total operating income	$3,535	$1,689	$4,969	$3,945
Interest income (expense), net	(44)	(490)	(49)	(997)

Income before income taxes	$3,491	$1,199	$4,920	$2,948

Depreciation of fixed assets
TIS Segment	$131	$150	$264	$300
FMMS Segment	73	80	149	158
Unallocated Corporate expenses	—	—	—	1

Total	$204	$230	$413	$459

Capital expenditures
TIS Segment	$197	$440	$420	$501
FMMS Segment	61	82	61	180

Total	$258	$522	$481	$681

	As of	As of
	June 30,	December 31,
	2010	2009

Total assets
TIS Segment	$16,864	$19,407
FMMS Segment	38,652	36,140
Unallocated Corporate assets	51,581	56,964

Total	$107,097	$112,511

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

	Six Months Ended June 30,
	2010	2009
Department of Defense	68.5%	73.8%
National security agencies	31.5%	26.2%

Total revenue	100.0%	100.0%

In addition, we have four contracts, each of which, in one or more of the recently reported periods, individually comprised more than 10% of our consolidated revenue. The following table shows our revenue for each of these four contracts:

	Six Months Ended June 30,
	2010	2009
	(in thousands)

TIS Segment
Department of Justice counter-terrorism contract	$12,488	$14,417

FMMS Segment
U.S. Army TACOM contract	12,619	26,123
U.S. Army Aberdeen Test Center contract	8,394	6,009
U.S. Army field feeding system contract	10,224	13,914

Total FMMS Segment	$31,237	$46,046

Total	$43,725	$60,463

As a percentage of total revenue	46%	59%
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
The contract with U.S. Army TACOM (Tank-Automotive and Armaments Command) is a fixed-price contract for the delivery of Tactical Water Purification Systems, which we refer to as TWPS. The decrease in revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was partly the result of the contract ending for ordering purposes on January 31, 2010 as well as a large order received in January 2009. While the demand for and revenue from TWPS currently being procured under the U.S. Army TACOM contract is declining, we may receive additional orders for TWPS under other contract vehicles in the future. We also believe that there will be demand to replace older TWPS with new, more technologically advanced water purification systems that may have greater capacity than the current TWPS we are delivering under the U.S. Army TACOM contract. On June 15, 2010 we were awarded a five year, $45 million ID/IQ contract to provide Expeditionary Water Packaging Systems to the U.S. Marines and we continue to pursue other revenue opportunities related to our water purification technologies.
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

The contract with the U.S. Army for a field feeding system is a fixed-price contract that ended for ordering purposes on April 15, 2010. In March and April 2010, we received an additional $49 million in field feeding system orders from the U.S. Army. We continue to expect additional revenue on other variants of our field feeding systems from the U.S. Army and other branches of the military under other contracts.
We derive our revenue from contracts directly with the U.S. government or as a subcontractor to other providers of services to the U.S. government. The following table shows our revenue as prime contractor and as subcontractor as a percentage of our total revenue:

	Six Months Ended June 30,
	2010	2009
Prime contract revenue	82.0%	88.8%
Subcontract revenue	18.0%	11.2%

Total revenue	100.0%	100.0%

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

	Six Months Ended June 30,
	2010	2009
Fixed-price	50.6%	57.0%
Time-and-materials	35.7%	30.5%
Cost-plus	13.7%	12.5%

Total revenue	100.0%	100.0%

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

Results of Operations
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
The following table summarizes our results of operations on a consolidated basis:

	Three Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$49,222	$53,427
Operating costs and expenses
Cost of revenue	39,152	44,842
Selling, general and administrative expenses	5,813	4,807
Amortization of intangible assets	722	2,089

Total operating costs and expenses	45,687	51,738

Operating income	3,535	1,689
Other income (expense)
Interest income	3	1
Interest expense	(47)	(491)

Income before income taxes	3,491	1,199
Provision for income taxes	(1,428)	(558)

Net income	$2,063	$641

Revenue. Revenue for the three months ended June 30, 2010 decreased $4.2 million, or 7.9%, to $49.2 million, compared to $53.4 million for the same period in 2009.
The following table summarizes revenue by reportable segment:

	Three Months Ended June 30,
	2010	2009
	(in thousands)

TIS Segment	$23,990	$22,095
As a percentage of total revenue	48.7%	41.4%
FMMS Segment	25,232	31,332
As a percentage of total revenue	51.3%	58.6%

Total revenue	$49,222	$53,427

TIS segment revenue for the three months ended June 30, 2010 increased $1.9 million, or 8.6%, to $24.0 million, compared to $22.1 million for the same period in 2009. Two counter-terrorism contracts awarded in the latter half of 2009 increased revenue by $2.2 million in the three months ended June 30, 2010.
FMMS segment revenue for the three months ended June 30, 2010 decreased $6.1 million, or 19.5%, to $25.2 million, compared to $31.3 million for the same period in 2009. Our FMMS revenue has decreased in the quarter due to a slowdown in contract orders over the last few quarters. This resulted from delays in contract awards as a result of the delayed passage of the federal government fiscal year 2010 defense appropriations bill and the timing of the decision to increase troop levels in Afghanistan which caused our customers to defer major purchasing decisions until later in 2010.

Cost of Revenue. The following table summarizes cost of revenue by reportable segments:

	Three Months Ended June 30,
	2010	2009
	(in thousands)

TIS Segment	$20,235	$18,065
As a percentage of related revenue	84.3%	81.8%
FMMS Segment	18,917	26,777
As a percentage of related revenue	75.0%	85.5%

Total cost of revenue	$39,152	$44,842

As a percentage of revenue	79.5%	83.9%
The increase in cost of revenue for the TIS segment was primarily due to higher purchases of labor, equipment and materials and to other direct costs. The decrease in our cost of revenue for the FMMS segment was due to lower revenue and the completion of more profitable contracts.
SG&A Expenses. The following table summarizes total SG&A expenses for the following periods:

	Three Months Ended June 30,
	2010	2009
	(in thousands)

Total segment SG&A expenses	$4,089	$3,482
As a percentage of total revenue	8.3%	6.5%
Corporate SG&A expenses:
Stock-based compensation expense	262	123
Management fees paid to GLOBAL	—	614
Other corporate expenses	1,462	588

Total Corporate SG&A expenses	1,724	1,325

As a percentage of total revenue	3.5%	2.5%

Total SG&A expenses	$5,813	$4,807

As a percentage of total revenue	11.8%	9.0%
Segment SG&A expenses were higher in the three months ended June 30, 2010 compared to the same period in 2009 as management and marketing activities have grown to support the underlying business and capitalize on growth opportunities.
Corporate SG&A expenses include expenses that are not under control of our segment managers and generally are not allowable as costs that can be charged against our government contracts.
Stock-based compensation expense increased due to additional stock option and restricted stock grants.
During the three months ended June 30, 2009, we paid management fees to an affiliate of GLOBAL of $0.6 million. Subsequent to the November 2009 initial public offering, we no longer pay any management fees to such affiliate or any other affiliate of GLOBAL.
Other corporate expenses include other costs that are not allocable to our reportable segments. Generally, these are corporate costs that are not allowed to be allocated to government contracts, or costs which management has decided to not recover from our government customers. We incurred $0.5 million in merger and acquisition related expenses during the three months ended June 30, 2010.
Total SG&A expenses for the three months ended June 30, 2010 also reflect the additional expenses associated with being a public company since the completion of our initial public offering in November 2009.
Amortization of Intangible Assets. Amortization expense for the three months ended June 30, 2010 decreased $1.4 million to $0.7 million, as compared to $2.1 million for the same period in 2009. The decrease year over year was the effect of certain intangible assets reaching the end of their useful lives.

Operating Income. The following table reconciles segment operating income to total operating income:

	Three Months Ended June 30,
	2010	2009
	(in thousands)

TIS Segment	$1,976	$1,831
As a percentage of related segment	8.2%	8.3%
FMMS Segment	4,005	3,272
As a percentage of related segment	15.9%	10.4%

Total segment operating income	5,981	5,103
As a percentage of total revenue	12.2%	9.6%
Unallocated Corporate expenses:
Corporate SG&A expenses	(1,724)	(1,325)
Amortization of intangible assets	(722)	(2,089)

Total operating income	$3,535	$1,689

As a percentage of total revenue	7.2%	3.2%
TIS segment operating income increased for the period due to the increase in revenue. FMMS segment operating income increased as we continued to perform on higher margin contracts with a decrease in revenue. Operating margins in FMMS increased significantly to 15.9% of revenue in the three months ended June 30, 2010. The increase reflects a higher concentration of small contracts completed in the period with above average margins. This high operating margin is not expected in future periods when we have a more normal mix of contract revenue. Total operating income benefited from lower amortization of intangibles due to the certain assets reaching the end of their useful lives.
Interest Expense, net. Interest expense for the three months ended June 30, 2010 was nearly zero, compared to $0.5 million for the same period in 2009, representing a decrease of $0.5 million. The decrease in interest expense was due to paying off the balance of the credit facility during the first quarter of 2010.
Provision for Income Taxes. The provision for income taxes amounted to $1.4 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, the effective tax rate was 40.9%. For the three months ended June 30, 2009, the effective tax rate was 46.5% due to interest and operating costs incurred in corporate entities that previously did not file consolidated state income tax returns; thus we were unable to recognize state tax benefits related to these costs. These entities were merged in November 2009.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
The following table summarizes our results of operations on a consolidated basis:

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$95,115	$103,040
Operating costs and expenses
Cost of revenue	77,593	85,664
Selling, general and administrative expenses	10,425	9,253
Amortization of intangible assets	2,128	4,178

Total operating costs and expenses	90,146	99,095

Operating income	4,969	3,945
Other income (expense)
Interest income	6	3
Interest expense	(55)	(1,000)

Income before income taxes	4,920	2,948
Provision for income taxes	(1,763)	(1,388)

Net income	$3,157	$1,560

Revenue. Revenue for the six months ended June 30, 2010 decreased $7.9 million, or 7.7%, to $95.1 million, compared to $103.0 million for the same period in 2009.

The following table summarizes revenue by reportable segment:

	Six Months Ended June 30,
	2010	2009
	(in thousands)

TIS Segment	$48,629	$44,030
As a percentage of total revenue	51.1%	42.7%
FMMS Segment	46,486	59,010
As a percentage of total revenue	48.9%	57.3%

Total revenue	$95,115	$103,040

TIS segment revenue for the six months ended June 30, 2010 increased $4.6 million, or 10.4%, to $48.6 million, compared to $44.0 million for the same period in 2009. Two counter-terrorism contracts awarded in the latter half of 2009 increased revenue by $5.2 million in the six months ended June 30, 2010.
FMMS segment revenue for the six months ended June 30, 2010 decreased $12.5 million, or 21.2%, to $46.5 million, compared to $59.0 million for the same period in 2009. Our FMMS revenue has decreased in the quarter due to a slowdown in contract orders over the last few quarters. This resulted from delays in contract awards as a result of the delayed passage of the federal government fiscal year 2010 defense appropriations bill and the timing of the decision to increase troop levels in Afghanistan which caused our customers to defer major purchasing decisions until later in 2010.
Cost of Revenue. The following table summarizes cost of revenue by reportable segments:

	Six Months Ended June 30,
	2010	2009
	(in thousands)

TIS Segment	$41,047	$36,435
As a percentage of related revenue	84.4%	82.8%
FMMS Segment	36,546	49,229
As a percentage of related revenue	78.6%	83.4%

Total cost of revenue	$77,593	$85,664

As a percentage of revenue	81.6%	83.1%
The increase in cost of revenue for the TIS segment was primarily due to higher purchases of labor, equipment and materials and to other direct costs. The decrease in our cost of revenue for the FMMS segment was due to lower revenue and the completion of more profitable contracts.
SG&A Expenses. The following table summarizes total SG&A expenses for the following periods:

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Total segment SG&A expenses	$7,423	$6,375
As a percentage of total revenue	7.8%	6.2%
Corporate SG&A expenses:
Stock-based compensation expense	507	153
Management fees paid to GLOBAL	—	1,069
Other corporate expenses	2,495	1,656

Total Corporate SG&A expenses	3,002	2,878

As a percentage of total revenue	3.2%	2.8%

Total SG&A expenses	$10,425	$9,253

As a percentage of total revenue	11.0%	9.0%
Segment SG&A expenses were higher in the six months ended June 30, 2010 compared the same period in 2009 as management and marketing activities have grown to support the underlying business and capitalize on growth opportunities.

Corporate SG&A expenses include expenses that are not under control of our segment managers and generally are not allowable as costs that can be charged against our government contracts.
Stock-based compensation expense increased due to additional stock option and restricted stock grants.
During the six months ended June 30, 2009, we paid management fees to an affiliate of GLOBAL of $1.1 million. Subsequent to the November 2009 initial public offering, we no longer pay any management fees to such affiliate or any other affiliate of GLOBAL.
Other corporate expenses include other costs that are not allocable to our reportable segments. Generally, these are corporate costs that are not allowed to be allocated to government contracts, or costs which management has decided to not recover from our government customers. We incurred $0.5 million in merger and acquisition related expenses during the six months ended June 30, 2010.
Total SG&A expenses for the six months ended June 30, 2010 also reflect the additional expenses associated with being a public company since the completion of our initial public offering in November 2009.
Amortization of Intangible Assets. Amortization expense for the six months ended June 30, 2010 decreased $2.1 million to $2.1 million, as compared to $4.2 million for the same period in 2009. The decrease year over year was the effect of certain intangible assets reaching the end of their useful lives.
Operating Income. The following table reconciles segment operating income to total operating income:

	Six Months Ended June 30,
	2010	2009
	(in thousands)

TIS Segment	$3,917	$3,897
As a percentage of related segment	8.1%	8.9%
FMMS Segment	6,182	7,104
As a percentage of related segment	13.3%	12.0%

Total segment operating income	10,099	11,001
As a percentage of total revenue	10.6%	10.7%
Unallocated Corporate expenses:
Corporate SG&A expenses	(3,002)	(2,878)
Amortization of intangible assets	(2,128)	(4,178)

Total operating income	$4,969	$3,945

As a percentage of total revenue	5.2%	3.8%
TIS segment operating income for the six months ended June 30, 2010 of $3.9 million was unchanged from the same period in 2009. TIS segment operating margin declined to 8.1% of revenue as a result of increased spending for business development. FMMS segment operating income increased as we continued to perform on higher margin contracts with a decrease in revenue. Total operating income benefited from lower amortization of intangibles due to the certain assets reaching the end of their useful lives.
Interest Expense, net. Interest expense for the six months ended June 30, 2010 was nearly zero, compared to $1.0 million for the same period in 2009. The decrease in interest expense was due to paying off the balance of the credit facility during the first quarter of 2010.
Provision for Income Taxes. The provision for income taxes amounted to $1.8 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the effective tax rate was 35.8% due to a $190 increase in our deferred tax assets as a result of increases in our estimated 2010 federal and state tax rates from 2009. For the six months ended June 30, 2009, the effective tax rate was 47.1% due to interest and operating costs incurred in corporate entities that previously did not file consolidated state income tax returns; thus we were unable to recognize state tax benefits related to these costs. These entities were merged in November 2009.
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

The following table depicts our backlog as of the end of the respective periods:

	June 30,	December 31,
	2010	2009
	(in thousands)
TIS Segment
Funded	$33,566	$37,411
Unfunded	352,477	417,721

Total	$386,043	$455,132

FMMS Segment
Funded	$86,043	$65,658
Unfunded	117,754	118,823

Total	$203,797	$184,481

Company
Funded	$119,609	$103,069
Unfunded	470,231	536,544

Total Backlog	$589,840	$639,613

Liquidity and Capital Resources
Our primary liquidity needs are for financing working capital, capital expenditures, and making strategic acquisitions. Our $50 million revolving line of credit, current cash balance, and cash flow from operations are sufficient to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity. As of June 30, 2010, we had no outstanding balance on our revolving credit facility. Refer to Note 4 for more information on our credit facility.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
As of June 30, 2010, we had no debt outstanding related to our credit facility which could be subject to interest rate risk.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 5. Other Information
None.
Item 6. Exhibits

Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (2)

3.2		Amended and Restated Bylaws of the Registrant (2)

4.1	+	SFA, Inc. 2007 Stock Option Plan (1)

4.2	+	Form of SFA, Inc. 2007 Stock Option Plan Agreement (1)

4.3	+	2009 Performance Incentive Plan (3)

4.4	+	Form of 2009 Performance Incentive Option Plan Agreement (1)

4.5	+	Form of 2009 Performance Incentive Restricted Stock Agreement (1)

10.1		GSA Schedule Contract No. GS-35F-0344L awarded to The Analysis Corp., with related purchase orders for the Department of Justice contract (1)

10.2		TWPS Contract No. DAAE07-02-DT001, dated February 6, 2002, by and between SFA, Inc. and U.S. Army TACOM, as amended (1)

10.3		Aberdeen Contract No. W91CRB06D0054, dated August 31, 2006, by and between SFA, Inc. and U.S. Army, as amended (1)

10.4		Field Feeding System Contract No. W911QY-05-D0004, dated April 15, 2005, by and between SFA, Inc. and the U.S. Army, as amended (4)

10.5		Preferred Supplier Services Framework Agreement, dated June 24, 2009 by and between Global Strategies Group (North America) Inc. and Global Strategies Group (Middle East) FZE (1)

10.6	+	Form of Director and Officer Indemnification Agreement (1)

10.7	+	Executive Employment Agreement, dated April 21, 2009, by and between Global Strategies Group (North America) Inc. and Kevin Kissner (1)

10.8	+	Executive Employment Agreement, dated June 21, 2009, by and between Global Strategies Group (North America) Inc. and Kirk Herdman (1)

10.9
Deed of Lease for 1501 Farm Credit Drive, Suites 1900 and 2300, McLean, Virginia, by and between SFA, Inc., The Analysis Corp. and the FCS Building Association, dated as of February 28, 2006, as amended (1)

10.10		Office Lease Agreement for Crofton Business Centre, 2200 Defense Highway, Crofton, Maryland, by and between SFA, Inc. and William F. Chesley, dated July 18, 2004 (1)

Number		Description

10.11		Sub-Lease for 28712 Glebe Road, Easton, Maryland, by and between SFA, Inc.’s Frederick Manufacturing Division and Queensbury Village, Inc., dated July 1, 2003 (1)

10.12		Redemption Agreement dated September 3, 2009, by and among the Registrant, Contego Systems LLC, Kende Holding kft, and Ronald Jones (1)

10.13		Services Agreement dated June 17, 2009 by and between GSG Holding (United Kingdom) Limited and Contego Newco Company (1)

10.14		Subcontract No. GMS-2117-08-02-001, dated December 13, 2008 by and between Global Strategies Group (Integrated Securities), Inc. and Global Strategies Group North America) Inc. (1)

10.15		Trademark License Agreement dated September 29, 2009 by and between Global Strategies Group Holding, S.A. and Global Defense Technology & Systems, Inc. (1)

10.16		Promissory Note dated February 8, 2007 in the amount of $25,980,000 by Global Technology Strategies, Inc. in favor of Kende Holding kft (1)

10.17		Loan Agreement dated April 3, 2006 in the amount of $1,000,000 by and between Kende Holding kft and Contego Systems Inc. (1)

10.18		Loan and Security Agreement, dated February 9, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.19		First Amendment to the Loan and Security Agreement, dated October 3, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.20		Second Amendment to the Loan and Security Agreement, dated May 23, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.21		Third Amendment to the Loan and Security Agreement, dated July 22, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (1)

10.22		Fourth Amendment to the Loan and Security Agreement, dated March 25, 2009, by and between Global Strategies Group (North America) Inc., The Analysis Corp. and SunTrust Bank (1)

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

10.25
Amended and Restated Special Security Agreement, dated February 22, 2010, by and among Global Strategies Group Holding SA, Kende Holding kft, Contego Systems, LLC, Global Strategies Group (North America) Inc., and Global Defense Technology and System, Inc., SFA, Inc. and the U.S. Department of Defense (7)

10.26
Loan and Security Agreement, dated as of February 3, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and The Analysis Corp., as Borrowers, SunTrust Bank as Administrative Agent and Lender, and SunTrust Robinson Humphrey as Lead Arranger and Book Manager (5)

10.27
Revolving Note, dated February 3, 2010, in the amount of $50,000,000 by Global Defense Technology & Systems, Inc. Global Strategies Group (North America) Inc. and The Analysis Corp. in favor of SunTrust Bank (2)

10.28		Registration Rights Agreement to be entered into by and among Global Defense Technology & Systems, Inc., Contego Systems LLC and Ronald Jones (2)

10.29	+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and John F. Hillen, III (6)

Number		Description

10.30	+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and James P. Allen (6)

10.31	+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and Ronald C. Jones (6)

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

(1)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed October 7, 2009 (File No. 333-161719).

(2)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K, filed March 5, 2010 (File No. 001-34551).

(3)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8, filed November 25, 2009 (File No. 333-163346).

(4)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed November 5, 2009 (File No. 333-161719).

(5)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K, filed February 9, 2010 (File No. 001-34551).

(6)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed April 1, 2010 (File No. 001-34551).

(7)	Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q, filed May 11, 2010 (File No. 001-34551).

(8)	Included with this filing.

+	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Global Defense Technology & Systems, Inc.
Date: August 6, 2010	/s/ John Hillen
John Hillen Chief Executive Officer, President
(Principal Executive Officer)

Date: August 6, 2010	/s/ James P. Allen
James P. Allen Executive Vice President and
Chief Financial Officer (Principal Financial Officer)