Form 10-Q
period 2010-09-30
GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
filed 2010-11-05
CIK 1471038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34551
Global Defense Technology & Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4477465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Farm Credit Drive, Suite 2300	22102-5011
McLean, VA	(Zip Code)
(Address of principal executive offices)
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common shares outstanding on November 4, 2010 was 9,146,812.

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$8,558	$7
Accounts receivable, net	49,798	50,691
Due from affiliates	381	1,109
Prepaid expenses and other current assets	1,454	1,238
Deferred tax assets	651	324
Income taxes receivable	1,082	3,543

Total current assets	61,924	56,912

Property and equipment, net	3,560	3,441
Intangible assets, net	18,418	21,268
Goodwill	24,373	24,373
Deferred tax assets	5,965	6,295
Other assets	412	222

Total assets	$114,652	$112,511

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$14,576	$13,040
Accrued expenses	7,964	9,521
Advance payments on contracts	336	517
Interest rate swap liability	—	106

Total current liabilities	22,876	23,184

Deferred rent	305	289
Bank loans, net of current	—	3,686

Total liabilities	23,181	27,159

Commitments and contingencies (Note 8)

Stockholder’s Equity
Common stock, par value $0.01 per share, 90,000,000 shares authorized and 9,089,666 and 9,051,812 shares issued and outstanding, respectively	91	91
Additional paid-in capital	89,127	88,178
Retained earnings (accumulated deficit)	2,253	(2,917)

Total stockholder’s equity	91,471	85,352

Total liabilities and stockholder’s equity	$114,652	$112,511

(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Products	$29,676	$33,117	$76,162	$92,127
Services	25,703	20,911	74,332	64,941

Total revenue	55,379	54,028	150,494	157,068

Operating costs and expenses
Cost of revenue — products	24,981	26,243	61,527	75,472
Cost of revenue — services	21,371	17,235	62,418	53,670

Selling, general and administrative expenses	5,548	6,098	15,973	15,351
Amortization of intangible assets	722	2,089	2,850	6,267

Total operating costs and expenses	52,622	51,665	142,768	150,760

Operating income	2,757	2,363	7,726	6,308
Other income (expense)
Interest income	5	3	11	6
Interest expense	(46)	(494)	(101)	(1,494)

Income before income taxes	2,716	1,872	7,636	4,820
Provision for income taxes	(703)	(600)	(2,466)	(1,988)

Net income	$2,013	$1,272	$5,170	$2,832

Earnings per share
Basic	$0.22	$0.21	$0.57	$0.47
Diluted	$0.22	$0.21	$0.56	$0.46
Weighted average common shares outstanding
Basic	9,038,374	6,000,000	9,037,087	6,000,000
Diluted	9,144,779	6,090,931	9,157,737	6,096,559
(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$5,170	$2,832
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	731	761
Amortization of intangible assets	2,850	6,267
Equity-based compensation	767	291
Gain from change in fair value of interest rate swap	(106)	(97)
Deferred income taxes	3	(1,118)
Change in operating assets and liabilities
Accounts receivable	893	(9,162)
Due to/from affiliates	728	(16)
Prepaid expenses and other assets	(209)	(1,166)
Income taxes receivable	2,527	1,018
Excess tax benefit — share based compensation	(66)	—
Accounts payable	1,536	5,338
Accrued expenses	(1,557)	(2,969)
Accrued interest on loans from affiliates	—	898
Advance payments on contracts	(181)	(3,805)
Deferred rent	16	49

Net cash provided by (used in) operating activities	13,102	(879)

Cash flows from investing activities
Purchases of property and equipment	(733)	(742)

Net cash used in investing activities	(733)	(742)

Cash flows from financing activities
Proceeds from overline note	—	—
Excess tax benefit — share based compensation	66
Payments under term loan	—	(2,700)
Net (payments) borrowings under revolving line of credit	(3,686)	3,423
Payments of financing costs	(314)	—
Proceeds from exercise of employee stock options	116
Advances to affiliates	—	(516)

Net cash (used in) provided by financing activities	(3,818)	207

Increase (decrease) in cash and cash equivalents	8,551	(1,414)
Cash and cash equivalents, beginning of period	7	1,422

Cash and cash equivalents, end of period	$8,558	$8

Supplemental disclosure of cash flow information
Cash paid (received) during the year for:
Income taxes	$(64)	$801

Interest	$101	$405

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
The Company’s offerings include software engineering services, network and communications management technology, decision support systems for command and control, maritime navigation systems, counter-terrorism intelligence and analysis, data analysis and fusion tools, identifying management solutions and providing innovative expeditionary systems to support troop mobility and survivability worldwide. We derived 83% and 88% of our revenue as a prime contractor for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively. Department of Defense provided 70% and 75% of total revenue for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively.
3. Accounts Receivable
A summary of accounts receivable follows:

	As of	As of
	September 30,	December 31,
	2010	2009

Billed	$12,300	$14,842
Unbilled
Billable	12,870	13,288
Revenues in excess of billing, milestones and other	24,723	22,668

Total unbilled	37,593	35,956

Total accounts receivable	49,893	50,798
Less: allowance for doubtful accounts	(95)	(107)

Total accounts receivable, net	$49,798	$50,691

4. Bank Loans
On February 3, 2010, the Company together with its subsidiaries (collectively as Borrowers) and its existing lender replaced its existing credit facility of $29,000 with a new credit facility of up to $50,000, including the extension of letters of credit up to an aggregate of $2,500. The new facility matures on January 31, 2013. All borrowings continue to be collateralized by substantially all of the Company’s assets. Loans under the facility take the form of, at the Company’s election, an index rate loan, a base rate loan, or a LIBOR loan, with the interest rate determined by the form of the loan. An index rate loan will bear interest at a rate equal to the one-month LIBOR plus the applicable margin. A base rate loan will bear interest at a rate equal to the highest of the prime rate, the federal funds rate plus 50 basis points, or the one-month LIBOR, each plus the applicable margin. A LIBOR loan will bear interest at a rate equal to the one-, two-, three- or six-month LIBOR plus the applicable margin. For all loans, the applicable margin adjusts quarterly based on the Borrowers’ funded debt ratio. The maximum applicable margin is 3.00%. The funded debt ratio is the ratio of debt to EBITDA for the Borrowers and their subsidiaries on a consolidated basis. The Company is required to meet certain financial and other covenants, including but not limited to, a Minimum Net Worth test, a Fixed Charges Coverage Ratio and a Maximum Funded Debt Ratio, as defined in the agreement. The Company was in compliance with the affirmative and restrictive covenants at September 30, 2010. At December 31, 2009, we had $3,686 outstanding on our revolving line of credit and we had no debt outstanding at September 30, 2010.

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
As of September 30, 2010, the maximum number of shares of common stock that may be subject to awards is 1,125,000, including the 492,127 shares of common stock issuable upon exercise of options granted under the SFA Plan and assumed under the Plan. A compensation committee made up of members of the Company’s Board of Directors administers the plan. As of September 30, 2010, the Plan had 296,310 shares available for future grants. The options generally vest on a straight-line basis over 4 years and expire after 10 years.
On January 4, 2010, the Company granted 20,000 shares of restricted stock to our Chief Executive Officer that vest over a three year period with a grant date fair value of $327 based on the price of the stock at the date of grant. The weighted average remaining life of all outstanding restricted stock is 2.2 years as of September 30, 2010.
The following table reflects the restricted stock activity:

		Weighted-
		Average Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	15,380	$14.37

Shares granted	20,000	$16.37

Outstanding at September 30, 2010	35,380	$15.50

Vested at September 30, 2010	—	—

The following table summarizes stock option activity:

		Weighted-
		Average
	Options	Exercise Price
Options outstanding at December 31, 2008	468,355	$9.75

Options granted	259,087	$14.46
Options exercised	—	—
Options forfeited	(166,131)	9.57

Options outstanding at December 31, 2009	561,311	$10.18

Options granted	257,001	$14.35
Options exercised	(17,854)	6.52
Options forfeited	(25,002)	6.52

Options outstanding at September 30, 2010	775,456	$11.76

The following table summarizes stock option vesting and unvested options:

			Weighted
		Weighted-Average	Average
		Grant Date	Exercise
	Options	Fair Value	Price
Unvested at December 31, 2008	385,016	$4.39	$9.88

Vested at December 31, 2008	83,339	$4.49	$9.17

Granted	259,087	$4.86	$14.46
Vested	(54,175)	4.22	10.43
Forfeited	(166,131)	4.24	9.57

Unvested at December 31, 2009	423,797	$4.64	$11.27

Vested at December 31, 2009	137,514	$4.39	$6.82

Granted	257,001	$4.98	$14.35
Vested	(123,032)	4.61	12.05
Forfeited	(25,002)	4.49	6.52

Unvested at September 30, 2010	532,764	$4.82	$12.80

Vested at September 30, 2010	260,546	$4.49	$9.29

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
After completion of our initial public offering, the exercise price is equal to the closing price listed on the Nasdaq Global Market on the day of grant.
As of September 30, 2010, there was approximately $1,917 of unrecognized stock-compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.
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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$2,013	$1,272	$5,170	$2,832

Weighted average basic shares outstanding	9,038,374	6,000,000	9,037,087	6,000,000
Effect of dilutive shares:
Assuming exercise of stock options	102,450	90,931	106,302	96,559
Restricted shares	3,955	—	14,349	—

Weighted average dilutive shares outstanding	9,144,779	6,090,931	9,157,737	6,096,559

Basic earnings per share	$0.22	$0.21	$0.57	$0.47

Diluted earnings per share	$0.22	$0.21	$0.56	$0.46

In addition, employee stock options should have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options. As such, 466,523 and 218,298 options for the three and nine months ended September 30, 2010, respectively, were excluded from the Company’s earnings per share calculations due to their anti-dilutive impact.
7. Related Party Transactions
GNA provides subcontracting services as well as support for security, information technology and other administrative services to its affiliate, Global Strategies Group Holding, S.A. and its subsidiaries (referred to collectively as “GLOBAL”).
Included in revenue are services rendered to GLOBAL for the nine months ended September 30, 2010 and 2009 in the amount of $1,173 and $1,386, respectively. Included in due from affiliates related to these services at September 30, 2010 and December 31, 2009 are $259 and $350, respectively.
Also included in due from affiliates are amounts provided by GNA to Global Strategies Group (Integrated Security), Inc. (“GIS”), an affiliate of GLOBAL, as short-term advances for payroll and operating expenses. As of September 30, 2010 and December 31, 2009, accounts receivable from GIS for such advances were $123 and $759, respectively.
Included in selling, general and administrative expense are services rendered by GLOBAL for corporate management and certain administrative expenses to the Company for the nine months ended September 30, 2009 in the amount of $1,580. These services ceased upon completion of our initial public offering in November 2009.
8. Contingencies
From time to time, we are involved in legal proceedings arising in the ordinary course of business. Currently, we do not have any litigation pending the outcome of which, if unfavorable to us, would have a material adverse effect on our financial condition, results of operations and cash flows.
9. Income Taxes
The provision for income taxes amounted to $2,466 and $1,988 for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the effective tax rate was 32.2%. The 2010 tax rate reflects a tax rate of 39.7% less discrete tax benefits of $602. The discrete tax benefits in 2010 include $190 related to an increase in our deferred tax assets as a result of increases in our estimated 2010 federal and state tax rates from 2009 and an additional $412 related to the reversal of the valuation allowance against state tax net operating losses as a result of a legal reorganization. For the nine months ended September 30, 2009, the effective tax rate was 41.2% due to interest and operating costs incurred in corporate entities that previously did not file consolidated state income tax returns; thus we were unable to recognize state tax benefits related to these costs. These entities were merged in November 2009.
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
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue from external customers
TIS Segment	$25,703	$20,911	$74,332	$64,941
FMMS Segment	29,676	33,117	76,162	92,127

Total revenue from external customers	$55,379	$54,028	$150,494	$157,068

Operating income
TIS Segment	$2,505	$1,734	$6,422	$5,631
FMMS Segment	2,739	4,570	8,921	11,674
Unallocated Corporate expenses	(2,487)	(3,941)	(7,617)	(10,997)

Total operating income	$2,757	$2,363	$7,726	$6,308
Interest income (expense), net	(41)	(491)	(90)	(1,488)

Income before income taxes	$2,716	$1,872	$7,636	$4,820

Depreciation of fixed assets
TIS Segment	$132	$146	$396	$446
FMMS Segment	69	94	218	252
Unallocated Corporate expenses	—	—	—	1

Total	$201	$240	$614	$699

Capital expenditures
TIS Segment	$217	$61	$637	$562
FMMS Segment	35	—	96	180

Total	$252	$61	$733	$742

	As of	As of
	September 30,	December 31,
	2010	2009

Total assets
TIS Segment	$25,375	$19,407
FMMS Segment	38,499	36,140
Unallocated Corporate assets	50,778	56,964

Total	$114,652	$112,511

11. Subsequent Events – Business Combinations

On October 1, 2010, the Company acquired 100% of the outstanding stock of Zytel Corporation (now known as GTEC Cyber Solutions, Inc. or Cyber Solutions) for $26,800 in cash and funded the transaction with our senior revolving credit facility. The purchase price is subject to a two-way adjustment based upon the working capital at closing versus the target working capital. Out of the purchase price due at closing, $4,530 was placed into escrow to be used if necessary to satisfy certain indemnification obligations of the selling stockholder. The initial purchase accounting for the transaction is expected to be determined in the fourth quarter of 2010. We have identified certain intangible assets including customer relationship, contract backlog, and trademarks. We expect a majority of the purchase price to be attributable to goodwill based on the specialized nature of the workforce. The amount of goodwill and intangible assets will be disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2010.

Cyber Solutions, based in the Ft. Meade, Maryland area, is an industry leader in the design, development and deployment of next generation, net-centric mission solutions that collect, protect, and analyze vital information in cyberspace, leveraging its core competencies in systems engineering and architecture, software development and intelligence analysis.

On November 4, 2010, the Company announced that it had entered into a definitive agreement with Signature Consultants, LLC to acquire 100% of the ownership interests in its subsidiary Signature Government Solutions, LLC (SGS), for $52,500 in cash. The purchase price is subject to a two-way adjustment based upon the working capital at closing versus the target working capital. Out of the purchase price due at closing, $5,250 will be placed into escrow to be used if necessary to satisfy certain indemnification obligations of the selling stockholder. GTEC has secured commitments for a $100,000 revolving credit facility to finance the transaction, which will replace the current $50,000 revolving credit facility. The new facility will contain similar terms to the current agreement, will have a three year maturity and contains an accordion provision to allow an additional $40,000 in potential capacity.

SGS, founded in 2003 and headquartered in Herndon, Virginia, delivers sophisticated information technology, cyber security and intelligence analysis services in support of high priority mission systems and cyber security programs within the Intelligence Community. All of its direct employees hold Top Secret/Sensitive Compartmented Information clearances or higher and, in addition to Northern Virginia, the company has a substantial operation in the Ft. Meade, Maryland area.

12. Subsequent Events – Change of Accounting Principle

Historically, our annual impairment review of goodwill has been completed as of December 31.  Effective October 1, 2010, we adopted a new accounting policy whereby our annual impairment review of goodwill will be performed as of October 1 instead of December 31 of each year.  An impairment analysis of goodwill was last completed as of December 31, 2009 at which time no impairment was recorded.  The change in our annual goodwill impairment testing date was made to better align the annual goodwill impairment test with the timing of the presentation of the Company’s annual strategic planning process.  The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the accounting change described above is preferable under the circumstances.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:
•	Our dependence on our contracts with Federal Government agencies, particularly within the U.S. Department of Defense, for substantially all our revenue; a change in funding of our contracts due to bid protests; changes in spending patterns; changes in contract type, particularly changes from cost-plus or time-and-material type contracts to fixed-price type contracts; or changes in priorities due to the change in administration
•	Changes in Federal Government programs or requirements, including the increased use of small business providers or curtailment of the Federal Government’s use of professional service providers (insourcing)
•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business
•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)
•	Failure to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions
•	Current economic market conditions, specifically the credit and liquidity crisis, (i) have caused the interest rate on our outstanding debt to fluctuate and such interest rate could increase significantly in the future; (ii) could cause our non-government business partners, prime or subcontractors, to default on contracts which may impact our ability to perform; and (iii) could impact the cost of future acquisitions significantly above our current cost of debt
•	Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) Government contracts for services, (ii) outsourcing of activities that have been performed by the Government, (iii) delays related to agency specific funding freezes, and (iv) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration
•	Our own ability to achieve the objectives of near-term or long-range business plans.
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

We further enhanced our capabilities through the acquisition of Zytel Corporation (now known as GTEC Cyber Solutions, Inc. or Cyber Solutions) on October 1, 2010. Cyber Solutions is based in the Ft. Meade, Maryland area, is an industry leader in the design, development and deployment of next generation, net-centric mission solutions that collect, protect, and analyze vital information in cyberspace, leveraging its core competencies in systems engineering and architecture, software development and intelligence analysis. In addition, on November 4, 2010, the Company announced it had entered into a definitive agreement with Signature Consultants, LLC to acquire its subsidiary Signature Government Solutions, LLC (SGS), for $52.5 million in cash. SGS, founded in 2003 and headquartered in Herndon, Virginia, delivers sophisticated information technology, cyber security and intelligence analysis services in support of high priority mission systems and cyber security programs within the Intelligence Community. All of its direct employees hold Top Secret/Sensitive Compartmented Information clearances or higher and, in addition to Northern Virginia, the company has a substantial operation in the Ft. Meade, Maryland area.
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

	Nine Months Ended September 30,
	2010	2009
Department of Defense	69.9%	74.8%
National security agencies	30.1%	25.2%

Total revenue	100.0%	100.0%

In addition, we have four contracts, each of which, in one or more of the recently reported periods, individually comprised more than 10% of our consolidated revenue. The following table shows our revenue for each of these four contracts:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

TIS Segment
Department of Justice counter-terrorism contract	$19,334	$21,151

FMMS Segment
U.S. Army TACOM contract	17,013	35,991
U.S. Army Aberdeen Test Center contract	13,047	10,831
U.S. Army field feeding system contract	24,644	18,757

Total FMMS Segment	$54,704	$65,579

Total	$74,038	$86,730

As a percentage of total revenue	49%	55%
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
The contract with U.S. Army TACOM (Tank-Automotive and Armaments Command) is a fixed-price contract for the delivery of Tactical Water Purification Systems, which we refer to as TWPS. The decrease in revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was partly the result of the contract ending for ordering purposes on January 31, 2010 as well as a large order received in January 2009. While the demand for and revenue from TWPS currently being procured under the U.S. Army TACOM contract is declining, we may receive additional orders for TWPS under other contract vehicles in the future. We also believe that there will be demand to replace older TWPS with new, more technologically advanced water purification systems that may have greater capacity than the current TWPS we are delivering under the U.S. Army TACOM contract. On June 15, 2010 we were awarded a five year, $45 million ID/IQ contract to provide Expeditionary Water Packaging Systems to the U.S. Marines and we continue to pursue other revenue opportunities related to our water purification technologies.

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
We derive our revenue from contracts directly with the U.S. government or as a subcontractor to other providers of services to the U.S. government. The following table shows our revenue as prime contractor and as subcontractor as a percentage of our total revenue:

	Nine Months Ended September 30,
	2010	2009
Prime contract revenue	82.9%	88.4%
Subcontract revenue	17.1%	11.6%

Total revenue	100.0%	100.0%

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

	Nine Months Ended September 30,
	2010	2009
Fixed-price	51.5%	58.8%
Time-and-materials	35.7%	29.3%
Cost-plus	12.8%	11.9%

Total revenue	100.0%	100.0%

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

Results of Operations
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
The following table summarizes our results of operations on a consolidated basis:

	Three Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$55,379	$54,028
Operating costs and expenses
Cost of revenue	46,352	43,478
Selling, general and administrative expenses	5,548	6,098
Amortization of intangible assets	722	2,089

Total operating costs and expenses	52,622	51,665

Operating income	2,757	2,363
Other income (expense)
Interest income	5	3
Interest expense	(46)	(494)

Income before income taxes	2,716	1,872
Provision for income taxes	(703)	(600)

Net income	$2,013	$1,272

Revenue. Revenue for the three months ended September 30, 2010 increased $1.4 million, or 2.5%, to $55.4 million, compared to $54.0 million for the same period in 2009.
The following table summarizes revenue by reportable segment:

	Three Months Ended September 30,
	2010	2009
	(in thousands)

TIS Segment	$25,703	$20,911
As a percentage of total revenue	46.4%	38.7%
FMMS Segment	29,676	33,117
As a percentage of total revenue	53.6%	61.3%

Total revenue	$55,379	$54,028

TIS segment revenue for the three months ended September 30, 2010 increased $4.8 million, or 22.9%, to $25.7 million, compared to $20.9 million for the same period in 2009. Two counter-terrorism contracts awarded in the latter half of 2009 increased revenue by $3.5 million in the three months ended September 30, 2010.
FMMS segment revenue for the three months ended September 30, 2010 decreased $3.4 million, or 10.4%, to $29.7 million, compared to $33.1 million for the same period in 2009. Our FMMS revenue has decreased in the quarter due to a slowdown in contract orders over the last few quarters. This resulted from delays in contract awards as a result of the delayed passage of the federal government fiscal year 2010 defense appropriations bill and the timing of the decision to increase troop levels in Afghanistan which caused our customers to defer major purchasing decisions until later in 2010. In September 2010, we announced two Expeditionary Tricon Systems (ETS) awards for $63.8 million that will contribute significantly to the FMMS segment beginning in the fourth quarter 2010.

Cost of Revenue. The following table summarizes cost of revenue by reportable segments:

	Three Months Ended September 30,
	2010	2009
	(in thousands)

TIS Segment	$21,371	$17,235
As a percentage of related revenue	83.1%	82.4%
FMMS Segment	24,981	26,243
As a percentage of related revenue	84.2%	79.2%

Total cost of revenue	$46,352	$43,478

As a percentage of revenue	83.7%	80.5%
The increase in cost of revenue for the TIS segment was primarily due to higher purchases of labor, equipment and materials and to other direct costs. The decrease in our cost of revenue for our FMMS segment was due to our decrease in revenue for the period. However, the cost of revenue as a percent of revenue increased for FMMS due to the completion of more profitable contracts in prior quarters and a return to historical gross margins for the FMMS segment.
SG&A Expenses. The following table summarizes total SG&A expenses for the following periods:

	Three Months Ended September 30,
	2010	2009
	(in thousands)

Total segment SG&A expenses	$3,783	$4,246
As a percentage of total revenue	6.8%	7.9%
Corporate SG&A expenses:
Stock-based compensation expense	260	138
Management fees paid to GLOBAL	—	511
Other corporate expenses	1,505	1,203

Total Corporate SG&A expenses	1,765	1,852

As a percentage of total revenue	3.2%	3.4%

Total SG&A expenses	$5,548	$6,098

As a percentage of total revenue	10.0%	11.3%
Segment SG&A expenses were higher in the three months ended September 30, 2009 compared to the current period as we experienced an increase in management and marketing activities for both segments related to significant capture efforts in 2009.
Corporate SG&A expenses include expenses that are not under control of our segment managers and generally are not allowable as costs that can be charged against our government contracts.
Stock-based compensation expense increased due to additional stock option and restricted stock grants.
During the three months ended September 30, 2009, we paid management fees to an affiliate of GLOBAL of $0.5 million. Subsequent to our November 2009 initial public offering, we no longer pay any management fees to such affiliate or any other affiliate of GLOBAL.
Other corporate expenses include other costs that are not allocable to our reportable segments. Generally, these are corporate costs that are not allowed to be allocated to government contracts, or costs which management has decided to not recover from our government customers. We incurred $0.5 million in merger and acquisition related expenses during the three months ended September 30, 2010.
Total SG&A expenses for the three months ended September 30, 2010 also reflect the additional expenses associated with being a public company since the completion of our initial public offering in November 2009.
Amortization of Intangible Assets. Amortization expense for the three months ended September 30, 2010 decreased $1.4 million to $0.7 million, as compared to $2.1 million for the same period in 2009. The decrease year over year was the effect of certain intangible assets reaching the end of their useful lives.

Operating Income. The following table reconciles segment operating income to total operating income:

	Three Months Ended September 30,
	2010	2009
	(in thousands)

TIS Segment	$2,505	$1,734
As a percentage of related segment	9.7%	8.3%
FMMS Segment	2,739	4,570
As a percentage of related segment	9.2%	13.8%

Total segment operating income	5,244	6,304
As a percentage of total revenue	9.5%	11.7%
Unallocated Corporate expenses:
Corporate SG&A expenses	(1,765)	(1,852)
Amortization of intangible assets	(722)	(2,089)

Total operating income	$2,757	$2,363

As a percentage of total revenue	5.0%	4.4%
TIS segment operating income increased for the period due to the increase in revenue. FMMS segment operating income decreased due to a decrease in revenue and the return to historical gross margins. Total operating income benefited from lower amortization of intangibles due to the certain assets reaching the end of their useful lives.
Interest Expense, net. Interest expense for the three months ended September 30, 2010 was nearly zero, compared to $0.5 million for the same period in 2009, representing a decrease of $0.5 million. The decrease in interest expense was due to paying off the balance of our credit facility during the first quarter of 2010 and paying off other bank and intercompany loans upon completion of our initial public offering in November 2009.
Provision for Income Taxes. The provision for income taxes amounted to $0.7 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, the effective tax rate was 25.9% due a legal restructuring that allows the Company to utilize a $0.4 million net operating loss.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
The following table summarizes our results of operations on a consolidated basis:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$150,494	$157,068
Operating costs and expenses
Cost of revenue	123,945	129,142
Selling, general and administrative expenses	15,973	15,351
Amortization of intangible assets	2,850	6,267

Total operating costs and expenses	142,768	150,760

Operating income	7,726	6,308
Other income (expense)
Interest income	11	6
Interest expense	(101)	(1,494)

Income before income taxes	7,636	4,820
Provision for income taxes	(2,466)	(1,988)

Net income	$5,170	$2,832

Revenue. Revenue for the nine months ended September 30, 2010 decreased $6.6 million, or 4.2%, to $150.5 million, compared to $157.1 million for the same period in 2009.

The following table summarizes revenue by reportable segment:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

TIS Segment	$74,332	$64,941
As a percentage of total revenue	49.4%	41.3%
FMMS Segment	76,162	92,127
As a percentage of total revenue	50.6%	58.7%

Total revenue	$150,494	$157,068

TIS segment revenue for the nine months ended September 30, 2010 increased $9.4 million, or 14.5%, to $74.3 million, compared to $64.9 million for the same period in 2009. Two counter-terrorism contracts awarded in the latter half of 2009 increased revenue by $8.7 million in the nine months ended September 30, 2010.
FMMS segment revenue for the nine months ended September 30, 2010 decreased $16.0 million, or 17.3%, to $76.2 million, compared to $92.1 million for the same period in 2009. Our FMMS revenue has decreased in the year due to a slowdown in contract orders over the last few quarters. This resulted from delays in contract awards as a result of the delayed passage of the federal government fiscal year 2010 defense appropriations bill and the timing of the decision to increase troop levels in Afghanistan which caused our customers to defer major purchasing decisions until later in 2010. In September 2010, we announced two Expeditionary Tricon Systems (ETS) awards for $63.8 million that will contribute significantly to the FMMS segment beginning in the fourth quarter 2010.
Cost of Revenue. The following table summarizes cost of revenue by reportable segments:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

TIS Segment	$62,418	$53,670
As a percentage of related revenue	84.0%	82.6%
FMMS Segment	61,527	75,472
As a percentage of related revenue	80.8%	81.9%

Total cost of revenue	$123,945	$129,142

As a percentage of revenue	82.4%	82.2%
The increase in cost of revenue for the TIS segment was primarily due to higher purchases of labor, equipment and materials and to other direct costs. The decrease in our cost of revenue for the FMMS segment was due to lower revenue.
SG&A Expenses. The following table summarizes total SG&A expenses for the following periods:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Total segment SG&A expenses	$11,206	$10,621
As a percentage of total revenue	7.4%	6.8%
Corporate SG&A expenses:
Stock-based compensation expense	767	291
Management fees paid to GLOBAL	—	1,580
Other corporate expenses	4,000	2,859

Total Corporate SG&A expenses	4,767	4,730

As a percentage of total revenue	3.2%	3.0%

Total SG&A expenses	$15,973	$15,351

As a percentage of total revenue	10.6%	9.8%
Segment SG&A expenses were slightly higher in the nine months ended September 30, 2010 compared the same period in 2009 as management and marketing activities have grown to support the underlying business and capitalize on growth opportunities earlier in fiscal year 2010.

Corporate SG&A expenses include expenses that are not under control of our segment managers and generally are not allowable as costs that can be charged against our government contracts.
Stock-based compensation expense increased due to additional stock option and restricted stock grants.
During the nine months ended September 30, 2009, we paid management fees to an affiliate of GLOBAL of $1.6 million. Subsequent to the November 2009 initial public offering, we no longer pay any management fees to such affiliate or any other affiliate of GLOBAL.
Other corporate expenses include other costs that are not allocable to our reportable segments. Generally, these are corporate costs that are not allowed to be allocated to government contracts, or costs which management has decided to not recover from our government customers. We incurred $1.1 million in merger and acquisition related expenses during the nine months ended September 30, 2010.
Total SG&A expenses for the nine months ended September 30, 2010 also reflect the additional expenses associated with being a public company since the completion of our initial public offering in November 2009.
Amortization of Intangible Assets. Amortization expense for the nine months ended September 30, 2010 decreased $3.4 million to $2.9 million, as compared to $6.3 million for the same period in 2009. The decrease year over year was the effect of certain intangible assets reaching the end of their useful lives.
Operating Income. The following table reconciles segment operating income to total operating income:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

TIS Segment	$6,422	$5,631
As a percentage of related segment	8.6%	8.7%
FMMS Segment	8,921	11,674
As a percentage of related segment	11.7%	12.7%

Total segment operating income	15,343	17,305
As a percentage of total revenue	10.2%	11.0%
Unallocated Corporate expenses:
Corporate SG&A expenses	(4,767)	(4,730)
Amortization of intangible assets	(2,850)	(6,267)

Total operating income	$7,726	$6,308

As a percentage of total revenue	5.1%	4.0%
TIS segment operating income for the nine months ended September 30, 2010 increased $0.8 million, or 14.0%, to $6.4 million, compared to $5.6 million for the same period in 2009, due to the increase in revenue. FMMS segment operating income for the nine months ended September 30, 2010 decreased $2.8 million, or 23.6%, to $8.9 million, compared to $11.7 million for the same period in 2009, due to the decrease in revenue and an increase in management and marketing activities. Total operating income benefited from lower amortization of intangibles due to the certain assets reaching the end of their useful lives.
Interest Expense, net. Interest expense for the nine months ended September 30, 2010 was $0.1 million, compared to $1.5 million for the same period in 2009. The decrease in interest expense was due to paying off the balance of our credit facility during the first quarter of 2010 and paying off other bank and intercompany loans upon completion of our initial public offering in November 2009.
Provision for Income Taxes. The provision for income taxes amounted to $2.5 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the effective tax rate was 32.2%. The 2010 tax rate reflects a tax rate of 39.7% less discrete tax benefits of $0.6 million. The discrete tax benefits in 2010 include $0.2 million related to an increase in our deferred tax assets as a result of increases in our estimated 2010 federal and state tax rates from 2009 and an additional $0.4 million related to the reversal of a valuation allowance against state tax net operating losses as a result of a legal reorganization. For the nine months ended September 30, 2009, the effective tax rate was 41.2% due to interest and operating costs incurred in corporate entities that previously did not file consolidated state income tax returns; thus we were unable to recognize state tax benefits related to these costs. These entities were merged in November 2009.

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
The following table depicts our backlog as of the end of the respective periods:

	September 30,	December 31,
	2010	2009
	(in thousands)
TIS Segment
Funded	$40,593	$37,411
Unfunded	363,207	417,721

Total	$403,800	$455,132

FMMS Segment
Funded	$127,443	$65,658
Unfunded	112,335	118,823

Total	$239,778	$184,481

Company
Funded	$168,036	$103,069
Unfunded	475,542	536,544

Total Backlog	$643,578	$639,613

Liquidity and Capital Resources
Our primary liquidity needs are for financing working capital, capital expenditures, and making strategic acquisitions. Our $50 million revolving line of credit, current cash balance, and cash flow from operations are sufficient to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity. As of September 30, 2010, we had no outstanding balance on our revolving credit facility. Refer to Note 4 in the Notes to our Consolidated Financial Statements for more information on our credit facility and Note 11 for the subsequent event discussing our recent acquisition activity. After the two acquisitions, remaining credit available from our new credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
Historically, our annual impairment review of goodwill has been completed as of December 31.  Effective October 1, 2010, we adopted a new accounting policy whereby our annual impairment review of goodwill will be performed as of October 1 instead of December 31 of each year.  An impairment analysis of goodwill was last completed as of December 31, 2009 at which time no impairment was recorded.  The change in our annual goodwill impairment testing date was made to better align the annual goodwill impairment test with the timing of the presentation of the Company’s annual strategic planning process.  The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the accounting change described above is preferable under the circumstances. There have been no other significant changes to our Critical Accounting Policies during 2010. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
As of September 30, 2010, we had no debt outstanding related to our credit facility which could be subject to interest rate risk.
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
Item 6. Exhibits

Number		Description

2.1		Stock Purchase Agreement, dated September 13, 2010, by and among Global Defense Technology & Systems, Inc., Zytel Corporation and Peter K. Krusell (1)

3.1		Amended and Restated Certificate of Incorporation of the Registrant (2)

3.2		Amended and Restated Bylaws of the Registrant (2)

4.1	+	SFA, Inc. 2007 Stock Option Plan (3)

4.2	+	Form of SFA, Inc. 2007 Stock Option Plan Agreement (3)

4.3	+	2009 Performance Incentive Plan (4)

4.4	+	Form of 2009 Performance Incentive Option Plan Agreement (5)

4.5	+	Form of 2009 Performance Incentive Restricted Stock Agreement (5)

10.1		GSA Schedule Contract No. GS-35F-0344L awarded to The Analysis Corp., with related purchase orders for the Department of Justice contract (6)

10.2		TWPS Contract No. DAAE07-02-DT001, dated February 6, 2002, by and between SFA, Inc. and U.S. Army TACOM, as amended (3)

10.3		Aberdeen Contract No. W91CRB06D0054, dated August 31, 2006, by and between SFA, Inc. and U.S. Army, as amended (3)

10.4		Field Feeding System Contract No. W911QY-05-D0004, dated April 15, 2005, by and between SFA, Inc. and the U.S. Army, as amended (6)

10.5		Preferred Supplier Services Framework Agreement, dated June 24, 2009 by and between Global Strategies Group (North America) Inc. and Global Strategies Group (Middle East) FZE (3)

10.6	+	Form of Director and Officer Indemnification Agreement (3)

Number		Description

10.7	+	Executive Employment Agreement, dated April 21, 2009, by and between Global Strategies Group (North America) Inc. and Kevin Kissner (3)

10.8	+	Executive Employment Agreement, dated June 21, 2009, by and between Global Strategies Group (North America) Inc. and Kirk Herdman (3)

10.9
Deed of Lease for 1501 Farm Credit Drive, Suites 1900 and 2300, McLean, Virginia, by and between SFA, Inc., The Analysis Corp. and the FCS Building Association, dated as of February 28, 2006, as amended (3)

10.10		Office Lease Agreement for Crofton Business Centre, 2200 Defense Highway, Crofton, Maryland, by and between SFA, Inc. and William F. Chesley, dated July 18, 2004 (3)

10.11		Sub-Lease for 28712 Glebe Road, Easton, Maryland, by and between SFA, Inc.’s Frederick Manufacturing Division and Queensbury Village, Inc., dated July 1, 2003 (3)

10.12		Redemption Agreement dated September 3, 2009, by and among the Registrant, Contego Systems LLC, Kende Holding kft, and Ronald Jones (3)

10.13		Services Agreement dated June 17, 2009 by and between GSG Holding (United Kingdom) Limited and Contego Newco Company (3)

10.14		Subcontract No. GMS-2117-08-02-001, dated December 13, 2008 by and between Global Strategies Group (Integrated Securities), Inc. and Global Strategies Group (North America) Inc. (3)

10.15		Trademark License Agreement dated September 29, 2009 by and between Global Strategies Group Holding, S.A. and Global Defense Technology & Systems, Inc. (3)

10.16		Promissory Note dated February 8, 2007 in the amount of $25,980,000 by Global Technology Strategies, Inc. in favor of Kende Holding kft (3)

10.17		Loan Agreement dated April 3, 2006 in the amount of $1,000,000 by and between Kende Holding kft and Contego Systems Inc. (3)

10.18		Loan and Security Agreement, dated February 9, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (3)

10.19		First Amendment to the Loan and Security Agreement, dated October 3, 2007, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (3)

10.20		Second Amendment to the Loan and Security Agreement, dated May 23, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (3)

10.21		Third Amendment to the Loan and Security Agreement, dated July 22, 2008, by and between SFA, Inc., The Analysis Corp. and SunTrust Bank (3)

10.22		Fourth Amendment to the Loan and Security Agreement, dated March 25, 2009, by and between Global Strategies Group (North America) Inc., The Analysis Corp. and SunTrust Bank (3)

10.23
Fifth Amendment to the Loan and Security Agreement, dated September 3, 2009, by and between Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc., The Analysis Corp. and SunTrust Bank (3)

10.24		Revolving Note, dated September 3, 2009, in the amount of $29,000,000 by Global Strategies Group (North America) Inc. and The Analysis Corp. in favor of SunTrust Bank (3)

10.25
Security Control Agreement, dated September 16, 2010, by and among Global Strategies Group Holding SA, Kende Holding Vagyonkezelo kft, Contego Systems LLC, Global Defense Technology & Systems, Inc. and the United States Department of Defense (7)

Number		Description

10.26
Loan and Security Agreement, dated as of February 3, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and The Analysis Corp., as Borrowers, SunTrust Bank as Administrative Agent and Lender, and SunTrust Robinson Humphrey as Lead Arranger and Book Manager (8)

10.27
Revolving Note, dated February 3, 2010, in the amount of $50,000,000 by Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and The Analysis Corp. in favor of SunTrust Bank (7)

10.28		Registration Rights Agreement to be entered into by and among Global Defense Technology & Systems, Inc., Contego Systems LLC and Ronald Jones (2)

10.29	+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and John F. Hillen, III (9)

10.30	+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and former Chief Financial Officer James P. Allen (9)

10.31	+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and Ronald C. Jones (9)

10.32	+	Employment Agreement, dated October 1, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and Chief Financial Officer Joseph M. Cormier (6)

10.33	+	Amendments to 2009 Performance Incentive Plan, dated November 3, 2010 (5)

18.1		Preferability Letter from PricewaterhouseCoopers LLP (7)

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed October 7, 2010 (File No. 001-34551)

(2)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K, filed March 5, 2010 (File No. 001-34551)

(3)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed October 7, 2009 (File No. 333-161719)

(4)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8, filed November 25, 2009 (File No. 333-163346)

(5)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K, filed November 4, 2010 (File No. 001-34551)

(6)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed November 5, 2009 (File No. 333-161719)

(7)	Included with this filing

(8)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed February 9, 2010 (File No. 001-34551)

(9)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K, filed April 1, 2010 (File No. 001-34551)

+	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Global Defense Technology & Systems, Inc.
Date: November 5, 2010	/s/ John Hillen
John Hillen
Chief Executive Officer, President (Principal Executive Officer)

Date: November 5, 2010	/s/ Joseph M. Cormier
Joseph M. Cormier
Executive Vice President and Chief Financial Officer (Principal Financial Officer)