Form 10-K
period 2010-12-31
GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
filed 2011-03-11
CIK 1471038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our voting stock held by non-affiliates was $61,957,039.
As of March 1, 2011, 9,243,812 of common stock were issued and outstanding.

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC
Index to Annual Report on Form 10-K
For the Year Ending December 31, 2010

PART I
ITEM 1. BUSINESS
Except as otherwise indicated, or as the context otherwise requires, the “Company,” “GTEC,” “we,” “us,” and “our” refer to Global Defense Technology & Systems, Inc., a Delaware corporation, and, where appropriate, its direct and indirect subsidiaries, Global Strategies Group (North America) Inc., our operating company which we refer to as GNA, The Analysis Corp (TAC), GTEC Assured IT, LLC (AIT) and GTEC Cyber Solutions, Inc.(CS).
Note regarding forward-looking statements
Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere in this annual report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would,” or similar words, You should read these statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to control or predict accurately. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
Our Company
We provide mission-critical technology-based systems, solutions, and services for national security agencies and programs of the U.S. government. Our services and solutions are integral parts of mission-critical programs run by the Department of Defense, Intelligence Community, Department of Homeland Security, federal law enforcement agencies and other parts of the federal government charged with national security responsibilities. The programs that we support are generally funded as part of the budgets and spending levels of U.S. government agencies entrusted with carrying out the U.S. government’s defense, intelligence, and homeland security missions.
Our primary areas of expertise include:
•	counterterrorism and intelligence analysis
•	cyber security systems & operations
•	data analysis and intelligence information sharing
•	C4ISR and mission systems
•	assured enterprise IT
•	network design and management
•	data center architectures
•	force mobility, modernization, and survivability solutions
Our revenue for 2010 was $232.7 million and our total backlog was $790.9 million, of which $161.9 million was funded and $629.0 million was unfunded. This compares to revenue for 2009 of $212.8 million and total backlog of $639.6 million, of which $103.1 million was funded and $536.5 million was unfunded. For a discussion of how we define and calculate backlog, see “—Backlog.”
We conduct our business through two reportable segments: Technology and Intelligence Services, or TIS, and Force Mobility and Modernization Systems, or FMMS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to our consolidated financial statements for financial disclosures related to our two reportable segments. Through our TIS segment, we provide a broad range of technology-based services and solutions, including counterterrorism and intelligence solutions, cyber security systems & operations specialists, enterprise architects and system engineers, and command, control and decision support solutions, to customers in the Department of Defense, the Intelligence Community, Department of Homeland Security, Federal Law Enforcement and other U.S. agencies charged with national security responsibilities. Through our FMMS segment, we provide customers, primarily in the Department of Defense, with solutions that entail the design, engineering and integration of highly mobile mission support systems.

We have experienced significant organic growth in the past several years and are operating in market segments that are well-funded. As a result, our revenue has grown at a compound annual growth rate, or CAGR, of 16.3% from the twelve-month period ended March 31, 2005 to the twelve-month period ended December 31, 2010. We intend to accelerate our growth by acquiring technology-driven national security companies and capabilities and integrating them into our current business.
Our History and Organizational Structure
In 2006, our former indirect parent, Global Strategies Group Holding, S.A., which we refer to as GLOBAL, formed Contego Systems Inc., which in turn established Global Technology Strategies, Inc., for the purpose of commencing technology operations in the U.S. and hired Ronald Jones, our Executive Vice President, Corporate Strategy & Development, to lead this effort. On February 9, 2007, Global Technology Strategies, Inc. acquired SFA, Inc., which we refer to as SFA. SFA was originally founded in 1969 as Sachs Freeman Associates, a provider of technology services to the federal government. SFA grew organically for most of the 38 years prior to its acquisition, and also completed two acquisitions. In 1988, SFA acquired Frederick Manufacturing and, in 2003, it acquired The Analysis Corporation (TAC). Subsequent to the SFA acquisition, SFA was renamed Global Strategies Group (North America) Inc., or GNA, and Global Technology Strategies, Inc. was renamed Global Strategies Group Holding (North America) Inc., or GNA Holding. GNA and TAC remain as operating subsidiaries of GTEC. At the end of 2008, as part of a restructuring, we were formed as a wholly owned subsidiary of Contego Systems Inc. under the name Contego NewCo Company, a Delaware corporation, and immediately thereafter Contego Systems Inc. was converted into Contego Systems LLC. Our name was changed to Global Defense Technology & Systems, Inc. in July 2009. From the date of the SFA acquisition, we have operated separately from GLOBAL and its other affiliates, with a board, including at least three independent directors, and have focused exclusively on customers in the U.S. government. We completed our Initial Public Offering (IPO) on November 25, 2009 and correspondingly completed a series of restructuring transactions, including the merger of GNA Holding with and into GNA, resulting in GNA becoming our direct, wholly owned subsidiary. GLOBAL continues to be our largest beneficial stockholder, owning approximately 41.6% of our outstanding stock.
On October 1, 2010, GTEC completed the acquisition of Zytel Corporation, a provider of cyber security systems & operations to the national intelligence community. Zytel is now known as GTEC Cyber Solutions, Inc. On December 18, 2010, GTEC completed the acquisition of Signature Government Solutions, LLC, now known as GTEC Assured IT, LLC. GTEC Assured IT added new core competencies and past performance to GTEC through the delivery of information systems architecture, cyber security and network engineering in support of our national security clients.
Capabilities and Customer Solutions
We tailor our solutions to our customers’ requirements based on our technical acumen and knowledge of the mission, often helping the customer define their requirements and range of needs. We then formulate and propose a specific solution that is often technologically differentiated from competitors’ proposals to the same customer.
Capabilities
Our business is driven by the following core capabilities and expertise:
•	Cyber Security Systems & Operations

•	Intelligence Analysis

•	Software Engineering

•	Systems Engineering

•	Mission System IT & Architectures

•	Assured Enterprise IT

•	Technology Development

•	Engineering Design, Prototyping and Integration
Cyber Security Systems & Operations
GTEC delivers cyber security systems and operational expertise in support of the critical intelligence, counterterrorism, and cyber operation missions of our national security customers. We are an industry leader in the design, development and deployment of next generation net-centric mission solutions that collect, analyze and protect vital information in cyberspace, leveraging our core competencies in systems engineering and architecture, software development and intelligence analysis.

GTEC works alongside U.S. government agencies and major defense and intelligence companies on projects that require a nimble approach and fast turnaround for their mission-critical needs. We pride ourselves on our high quality people, technical innovation, mission expertise, and ingenuity in solving complex problems.
Intelligence Analysis
GTEC assists the Intelligence Community and other national security customers by facilitating the flow of critical information between U.S. government agencies to enhance decision making to protect the safety and economic well-being of our nation. By providing IT specialists, software developers and counterterrorism subject matter experts to a number of agencies, we contribute to the creation and analysis of actionable intelligence. A key area of our expertise involves the monitoring of multiple classified and unclassified networks for potential terrorist-related threats and threat notification for rapid decision-making. GTEC is an industry leader in the field of terrorist watchlisting.
Software Engineering
We design, develop, document, test, integrate and implement custom software modules and solutions focused on Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance, or “C4ISR,” and Intelligence Community applications. These services range from firmware development for weapons systems to web-based portal development for network operations centers. We also develop applications that provide real-time sensor control and fusion, data integration and correlation, communications management, cross-domain solutions, knowledge management, automated navigation systems and decision support systems. We have a Capabilities Maturity Model Integration (CMMI) Level III certification issued by the Carnegie Mellon Software Engineering Institute in June 2009. The CMMI Level III rating certifies that we have implemented best practices associated with integrated product and process development and supplier sourcing. Using these certified practices and processes, we have optimized our software production in areas such as schedule, quality, repeatability and goal completion. The U.S. government often requires a CMMI Level III rating as a qualification to bid on complex software development and systems integration projects.
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
Assured Enterprise IT
GTEC delivers mission-focused Assured Enterprise IT services and solutions to national security agencies operating in mission-critical environments and zero tolerance settings. The expertise of our IT specialists is focused on enterprise architecture and systems engineering, IT & network security, network engineering and intelligence analysis. Customer intimacy, technology leadership and development of our technical staff are essential elements in our approach and we are adept at delivering quick reaction solutions to mission-critical scenarios.
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
Engineering Design, Prototyping and Integration
We design, assemble and deploy a number of highly-engineered solutions for the U.S. military services to support force mobility and modernization requirements and to move the U.S. military to a more expeditionary footing. Our engineering expertise is in designing new systems to service support requirements in the field for highly mobile and survivable systems with a smaller footprint or more efficient water, power, electric, communications and operational configurations. We are an ISO 9001:2008 approved company.

Customer Solutions
The solutions we offer our customers fall into the following two major categories:
•	Counterterrorism, Intelligence, Cyber Security, and Command, Control and Decision Support Solutions

•	Highly Engineered Force Mobility and Modernization Solutions
Counter-Terrorism, Intelligence, Cyber Security, and Command, Control and Decision Support Solutions
•	Watch-standing systems for U.S. government agencies. We provide IT specialists, software developers and counter-terrorism subject matter experts to a number of agencies in the U.S. government who maintain active terrorist “watch lists” and counter-terrorism analytical centers. Our experts assist the government with the technical infrastructure required for all-source strategic and tactical analysis. For the systems and tools we design and develop, we also provide the experts to monitor multiple classified and unclassified networks for potential terrorist-related threats, and to provide early warning and threat notification to key government officials for rapid decision-making. We also assist the government by facilitating the flow of critical information between federal, state and local agencies. We believe our work contributes significantly to closing the gaps between the collection and analysis of actionable intelligence.
•	Management of a Software Development Center for a national security agency. We perform custom application development, integration and various levels of analysis, testing and validation.
•	Critical cyber security solutions for the Intelligence Community. GTEC works with the national intelligence community to develop and deploy next generation net-centric mission solutions that collect, analyze and protect vital information in cyberspace. GTEC works alongside U.S. government agencies and major defense and intelligence companies on projects that require a nimble approach and fast turnaround for their mission-critical needs. We pride ourselves on our high quality people, technical innovation, mission expertise, and ingenuity in solving complex problems. GTEC supports the cyber security systems & operations priorities of our clients by leveraging our core competencies in systems engineering, network architecture, software development, intelligence analysis, IT security and more.
•	Analytical and information-sharing tools to integrate commercial off-the-shelf software with government systems. For a prominent Intelligence Community customer, we are currently deploying innovative analytical tools and specialists to facilitate faster and more thorough analysis of threats, as well as cross-agency information sharing. We integrate key data sources to explore relationships of interest. These findings can then be shared among analysts in a collaborative work environment.
•	Identity management solutions. We design solutions to enable clients to counter the threat of terrorism on the Internet by analyzing the increased use of the web by extremist organizations, with a focus on identifying and analyzing terrorist communications and attack planning. Using our solution, analysts can identify, monitor and assess the intent and capabilities of extremists via the Internet.
•	Complex network and communications toolkits and solutions for the U.S. Navy and the U.S. Coast Guard. These solutions include network topology design, data encryption algorithm development, cross domain solution development, data visualization and high assurance guard (HAG) development, which enables the transfer of classified and unclassified data to and from multiple security enclaves (groups of machines pulled together to protect networks from outside interference and attacks by forming secure virtual subnets). Our solutions are applied to dynamic and heterogeneous voice, video and data infrastructures for mission-critical systems and weapons platforms.
•	Systems and tools to integrate, process and distribute data from diverse and disparate sensors, equipment and information sources that allow decision-makers to improve their situational awareness and decision making. Using proprietary tool kits and systems, we have developed solutions such as WatchIT®, which integrates complex sensor data with a geospatial overlay into a desktop command and control system. This capability allows operators to intuitively manage a large array of sensor systems and automates many of the manual tasks that the decision-maker must execute in a time of crisis. In addition to WatchIT®, we have developed a plug-and-play architecture for legacy and state-of-the-art C4ISR sensors. This architecture, called ResourceNet®, provides a quick and easy application interface for any kind of sensor or network appliance with a digital interface, greatly reducing the non-recurring costs for sensor/device integration.
•	Navigation and geospatial information systems to enhance maritime domain awareness. For over 15 years we have designed and deployed computer-based navigation systems and geospatial information systems that integrate data from multiple sensors in order to give the U.S. Coast Guard and other maritime services real-time situational awareness of the littoral waterways and port/harbor environments.
Highly Engineered Force Mobility and Modernization Solutions
•	Innovative tactical water purification and packaging systems that provide high quality drinking water to U.S. troops in operational environments. Our tactical water purification system (TWPS) is capable of purifying, storing and dispensing potable water from fresh, brackish, sea and nuclear, biological and chemically contaminated waters. Our water purification technology has also been extended to shower waste water reuse. This initial design is also being extended to handle laundry and other gray waters to provide a more general use. In addition to our systems for purifying water, we have also developed a system to transport and to package drinking water for users in the field, known as our mobile water packaging system (MWPS). We are currently pursuing revenue opportunities for these water technologies.

•	Operational systems that support deployed military personnel over extended periods in austere field environments. These systems include expeditionary field feeding units, showers and laundry units to support personal hygiene. We also provide a complete, self-contained expeditionary base camp system that provides billeting, feeding and hygiene services for over 550 soldiers and support staff. We design units that are entirely self-sufficient and environmentally-friendly.
•	Transportable military medical systems. These systems include service-proven Mobile Dental Units (MODENT), Chemical Protected Deployable Medical Units (CPDEPMED), and Chemical Protected Expeditionary Waste Disposal Units to support personal hygiene for mobile military hospitals.
•	Command and control systems used for communications and mobile applications. We have developed significant expertise in mobile systems integration of communications and electronics equipment into platforms ranging from land vehicles to transportable shelters.
•	Technical, engineering, and software development support services. We have been supporting the U.S. Army Aberdeen Test Center, Aberdeen Proving Ground continuously for over 20 years, providing scientific and engineering support for the development of instrumentation systems and test facilities. Our support has been enhanced with on-site engineers and software developers. The emphasis has been quick response design and development of instrumentation solutions to collect, process and display operational characteristics associated with testing of military systems.
Customers
We derive substantially all of our revenue from contracts with federal government agencies involved with national security missions. Our customers include the Department of Defense, Intelligence Community, Department of Homeland Security, Federal Law Enforcement agencies, and other agencies charged with national security responsibilities. For 2010, we derived approximately 71% of our revenue from the Department of Defense, including the U.S. Army, U.S. Navy, U.S. Marine Corps and National Guard and Department of Defense agencies within the Intelligence Community and approximately 29% of our revenue from national security agencies including the Department of Homeland Security, federal law enforcement agencies and other agencies in the Intelligence Community.
Our customers include various intelligence, defense and other national agencies such as:

Department of Defense	National Security Agencies
• Space and Naval Warfare Systems Command	• Other Intelligence Community

• Naval Research Laboratory (NRL)	• Department of Homeland

• U.S. Army Aberdeen Test Center	• Department of Justice

• U.S. Army Natick Soldiers Systems Center	• Transportation Security Agency

• U.S. Army TACOM (Tank-Automotive and Armaments Command)	• U.S. Coast Guard

• Department of Defense Intelligence Community	• Department of State

• U.S. Air Force	• Federal Bureau of Investigation
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
For the twelve months ended December 31, 2010, we derived approximately 55.6%, 33.8% and 10.6% of our revenue from fixed-price, time-and-materials and cost-plus contracts, respectively, and approximately 82.7% of our revenue was derived from contracts in which we are the prime contractor with the remaining 17.3% being derived from contracts in which we are a subcontractor. For the year ended December 31, 2010, we had four contracts that accounted for $101.3 million, or 43.5% of our total revenue.

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
We define funded backlog as the portion of our total backlog for which funding is currently appropriated and obligated to us under a signed contract or task order by the purchasing agency, or otherwise authorized for payment to us by a customer upon completion of a specified portion of work. Our funded backlog does not include the full potential value of our contracts, because the Congress often appropriates funds to be used by an agency for a particular program or contract only on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until the Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Unfunded backlog is total backlog less funded backlog.
As of December 31, 2010, our total backlog was $790.9 million, of which $161.9 million was funded and $629.0 million was unfunded. We expect approximately $211.8 million of our December 31, 2010 backlog to be recorded as sales in 2011.
Business Development
Our organic growth has been driven by a disciplined and growth-oriented business development process centered on the defense, intelligence, homeland security and federal law enforcement communities, individual agencies and specific capabilities and program areas. As such, we have business development teams that focus on the Department of Defense, the Intelligence Community, Homeland Security and Federal Law Enforcement marketplaces. Within each team, account managers specifically target agencies or program areas representing attractive opportunities.
In the past year, we have built a corporate-level business development capability, including a Program Management Office to pursue opportunities that cut across our core competencies and customer groups, and that are more complex in both scope of task and depth of solutions required.
Our executive management team is focused on growth and business development, and plays a central role in identifying, qualifying, and bidding on opportunities for large and complex contracts that cut across our core competencies and customer groups. The members of our executive management team are subject matter experts in the mission areas of our customers and in the government procurement and acquisition fields, serving in visible leadership positions in industry groups, publishing articles in professional journals and speaking in expert forums. In 2010, we strengthened our business development capabilities by recruiting tried and tested business development professionals with a track record of winning large contracts. In addition, we added depth to our capture and proposal teams and began the build-out of our Program Management Office designed to drive revenue through our major IDIQ vehicles. Our corporate business development function oversees our pipeline and bid status and our operating management team regularly reviews all of our business development efforts with the Chief Executive Officer and Chief Financial Officer.
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
We believe our principal competitors in these categories include the following companies in our TIS segment:
•	Among large defense contractors, BAE Systems plc, The Boeing Company, General Dynamics Corporation, ITT Corporation, L-3 Communications Holdings, Inc, Lockheed Martin Corporation, Northrop Grumman Corporation, and SAIC, Inc.
•	Among mid-tier technology services firms, CACI International Inc., ManTech International Corporation, SRA International, Inc., and KEYW Corporation.
Employees
As of December 31, 2010, we had approximately 1,133 full-time and part-time employees. 251 of those employees hold advanced degrees, with 60 of those holding Ph.D.’s. 847 of our employees hold security clearances with 714 of those clearances at the level of Top Secret or above. None of our employees are subject to collective bargaining agreements.
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
Research and Development
We regularly perform research and development activities for our clients under contract. Our clients generally retain the rights to all intellectual property developed under those contracts. In addition, we also pursue independent research and development activities to enhance our competitive position. We incurred costs for our independent research and development of $1.0 million, $1.1 million, and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
For the year ended December 31, 2010, we had four contracts that totaled $101.3 million, or 43.5% of our total revenue. Although we have been successful in continuing work on most of our large contracts in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these contracts could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current contract, the consolidation of our work into another contract where we are not the holder of that contract, or the loss of a competitive bid for the follow-on work related to our current contract. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion with respect to these contracts.

We may lose money on some contracts if we do not accurately estimate the expense, time and resources necessary to satisfy our contractual obligations.
We enter into three types of federal government contracts for our systems and services: fixed-price, time-and-materials and cost-plus. For the years ended December 31, 2010, 2009, and 2008, we derived revenue from such contracts as follows:

Contract Type	2010	2009	2008
Fixed-price	55.6%	59.0%	58.8%
Time-and-materials	33.8%	29.0%	29.3%
Cost-plus	10.6%	12.0%	11.9%
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

Because we are under foreign ownership, control or influence (FOCI), and perform on U.S. classified contracts, we are a party to a Security Control Agreement with the Department of Defense and are subject to other requirements of the National Industrial Security Program Operating Manual, which impose significant compliance obligations upon us. Our failure to comply with these obligations could result in our not being able to continue performing under our U.S. classified contracts, which would have a material adverse effect on our business.
We operate under a Security Control Agreement, or SCA, with the Department of Defense. If a company’s ownership structure presents the potential for foreign ownership, control, or influence, or FOCI, then the Department of Defense may require certain protective measures to mitigate the FOCI (such as an SCA) in order for the company and its subsidiaries to have security clearances. According to the National Industrial Security Program Operating Manual, or NISPOM, a company is under FOCI if its foreign parent “has the power, direct or indirect, whether or not exercised, and whether or not exercisable through the ownership of the U.S. company’s securities, by contractual arrangements or other means, to direct or decide matters affecting the management or operations of that company in a manner which may result in unauthorized access to classified information or may adversely affect the performance of classified contracts.” Because a significant percentage of our voting equity is owned by a non-U.S. entity, we have been determined to be under FOCI, and are therefore required to operate pursuant to an SCA in order for our subsidiary to be able to maintain the requisite security clearances to access classified information and perform on classified contracts.
We currently maintain a Top Secret level facility security clearance, or FCL, under the SCA and derive a significant portion of our revenue from classified contracts. If we were to violate the terms and requirements of the SCA, the NISPOM, or any other applicable U.S. government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is suspended, invalidated or terminated, we may not be able to continue to perform our classified contracts in effect at that time or enter into new classified contracts. This would result in our not being able to recognize revenue and would thereby have a material adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2010, our estimated contract backlog totaled $790.9 million, of which $161.9 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in our backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be cancelled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised may not be exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligations of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurance that all or any, of such estimated contract value will be recognized as revenue.
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

If our status as a smaller reporting company changes, Section 404(b) of the Sarbanes-Oxley Act of 2002 may require an independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.
Section 404(b) of the Sarbanes-Oxley Act of 2002 requires an independent registered public accounting firm to test the internal control over financial reporting of public companies, and to report on the effectiveness of such controls, for each fiscal year ending after June 15, 2010. Under the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, we are exempt from Section 404(b) as long as we remain a smaller reporting company or a non-accelerated filer. If our status as a smaller reporting company changes, we may be required to comply with this auditor attestation requirement.
In addition, we may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. If so, we cannot be certain that any remedial measures we take will ensure that we have adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if it becomes necessary for our independent registered public accounting firm to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting and it is unable to do so, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock.
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
We have a substantial investment in recorded goodwill as a result of our acquisitions and changes in future business conditions could cause this investment to become impaired, requiring substantial write-downs that could reduce our net income.
As of December 31, 2010, goodwill accounted for $83.6 million, or 39.0% of our recorded total assets. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate the carrying value may not be recoverable. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill became impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which could significantly reduce or eliminate our net income.

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
Our credit facility, entered into on February 3, 2010 and amended and restated on December 10, 2010, contains financial and operating covenants relating to, among other things, minimum net worth, minimum EBITDA, a maximum total leverage ratio and a fixed charges coverage ratio, as well as limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; dividends; repurchase of shares of capital stock and options to purchase shares of capital stock; transactions with affiliates; sales and leaseback transactions; and restricted payments. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations.
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
As of December 31, 2010, GLOBAL beneficially owns 3,803,274 shares of our common stock, or 41.6% of our outstanding common stock and therefore has significant influence over the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation and mergers and other business combinations. GLOBAL’s interests may not be aligned with your interests or those of our other investors. This concentration of ownership and voting power may also have the effect of delaying or preventing a change of control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed. In addition, GLOBAL may at any time elect to sell or otherwise transfer its beneficial ownership interest in us to another party unknown to us, whose intent or actions may not be aligned with your interests or those of our other investors. The buyer or transferee of GLOBAL’s beneficial ownership interest in us could include a competitor or other buyer who may use the influence they obtain over us for purposes which ultimately diminish the value of our common stock.
Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.
GLOBAL beneficially owns 3,803,274 shares of our common stock, or 41.6% of our outstanding common stock as of December 31, 2010. If GLOBAL sells, or the market perceives that GLOBAL intends to sell, a substantial portion of its beneficial ownership interest in us in the public market, the market price of our common stock could decline significantly. In addition, as of January 1, 2011 the 1,250,000 shares that are either subject to the terms of our equity compensation plans or reserved for future issuance under our equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various option agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline significantly. Such sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our executive offices and certain of our operations are located at 1501 Farm Credit Drive, McLean, Virginia. We also have other facilities in Virginia, Maryland, South Carolina and California. Additionally, we have high-level Sensitive Compartmented Information Facilities (SCIFs) that are used for classified work. Many of our employees are located in facilities provided by the U.S. government. We do not currently own any real estate. The total square footage of our leased offices and facilities are approximately 335,000 square feet, of which 200,000 square feet are a part of our integration and prototyping facility in Easton, Maryland. We do not anticipate difficulty in obtaining renewal or alternative space upon expiration of the leases. We believe our facilities meet our current needs and that additional facilities will be available as we expand in the future.
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
ITEM 4. RESERVED
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “GTEC”. The closing price on March 4, 2011 was $24.25 and there were three holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. Dividends have not been paid and there have been no repurchases of common stock. The following table details our high and low prices since our IPO in November 2009:

Closing Price
(High-Low)
Common Stock - Market Prices	2010	2009
First Quarter	$16.65 — $11.74	N/A
Second Quarter	$15.65 — $12.77	N/A
Third Quarter	$14.00 — $10.45	N/A
Fourth Quarter	$16.99 — $12.85	$16.46 — $13.00
Year ended December 31	$16.99 — $10.45	$16.46 — $13.00
The Company has 90,000,000 shares of common stock authorized at a $0.01 par value per share, of which 9,146,812 and 9,051,812 shares were outstanding as of December 31, 2010 and 2009, respectively. We have no intention to pay dividends on our outstanding stock. The Company also has 10,000,000 shares of preferred stock authorized, but zero issued and outstanding as of December 31, 2010 and 2009, respectively. The Annual Meeting of Stockholders of Global Defense Technology & Systems, Inc., is expected to be held in June 2011 in northern Virginia with the exact time and location to be decided.

Stock Performance Graph
The following graph shows the total shareholder return on an investment of $100 in cash on November 20, 2009 (the date on which our common stock was first traded on the Nasdaq Global Market) (i) our common stock, (ii) the Nasdaq Composite Index (iii) the S&P Aerospace & Defense Index, and (iv) a peer group composed of GTEC and the following other Federal Government service providers: CACI International, Inc., ICF International, Inc., ManTech International Corporation, NCI, Inc., and SRA International, Inc. at their respective closing prices on November 20, 2009. All values assume reinvestment of the full amount of all dividends, if any. The stockholder return shown below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated statements of operations data and the selected consolidated balance sheet data have been derived from our audited financial statements. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.
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
SFA and its subsidiary, TAC, are the predecessor entity, which we refer to as the Predecessor for accounting purposes since their operations represent our principal business. The historical results of SFA and its subsidiary, TAC, have been presented from April 1, 2006 through February 8, 2007, the date prior to the date of the SFA acquisition. The consolidated financial statements of Global Defense Technology & Systems, Inc., which include, in addition to the Predecessor, GNA Holding and GNA, which we refer to as the Successor, have been presented from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 through 2010. The Successor’s financial statements also include the historical results of Contego Systems Inc., which consists of general and administrative expense incurred on behalf of GNA, for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009.
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
Our financial statements also include the results of operations from our recent acquisitions. On October 1, 2010, GTEC completed the acquisition of Zytel Corporation, now known as GTEC Cyber Solutions, Inc. On December 18, 2010, GTEC completed the acquisition of Signature Government Solutions, LLC, now known as GTEC Assured IT, LLC.

	Successor				Predecessor
				Period	Period
				February 9 to	April 1, 2006 to
	Year Ended December 31,			December 31,	February 8,
(in thousands, except share and per share data)	2010	2009	2008	2007	2007
Consolidated Statements of Operations
Revenue	$232,669	$212,845	$189,426	$134,818	$123,124
Operating costs and expenses
Cost of revenue	192,806	175,231	156,271	114,264	105,644
Selling, general and administrative expenses	21,726	24,861	16,957	13,202	16,317
Amortization of intangible assets	3,754	8,356	8,841	10,279	72
Impairment of intangible assets	—	—	2,447	—	—

Total operating costs and expenses	218,286	208,448	184,516	137,745	122,033

Operating income (loss)	14,383	4,397	4,910	(2,927)	1,091
Other income (expense)
Interest income	12	7	40	46	270
Interest expense	(477)	(1,849)	(2,750)	(3,594)	(67)

Income (loss) before income taxes	13,918	2,555	2,200	(6,475)	1,294
(Provision for)/benefit from income taxes	(5,165)	(1,286)	(1,138)	2,406	(2,116)

Net income (loss)	$8,753	$1,269	$1,062	$(4,069)	$(822)

Earnings (loss) per share
Basic (1)	$0.97	$0.20	$0.18	$(0.68)	$(2.49)
Diluted (1)	$0.96	$0.20	$0.18	$(0.68)	$(2.49)
Weighted average common shares outstanding
Basic	9,056,196	6,341,079	6,000,000	6,000,000	329,378
Diluted	9,156,879	6,440,301	6,000,000	6,000,000	329,378

	Successor				Predecessor
	December 31,	December 31,	December 31,	December 31,	February 8,
(in thousands)	2010	2009	2008	2007	2007
Consolidated Balance Sheet Data
Cash and cash equivalents	$566	$7	$1,422	$279	$20,869
Working capital (2)	51,676	33,728	18,054	13,698	16,095
Total assets	214,279	112,511	105,652	112,537	62,996
Total debt (3)	79,605	3,686	37,014	43,692	18,000
Total stockholders’ equity	95,703	85,352	43,129	41,902	5,131

(1)	See Note 14 to the notes to the consolidated financial statements contained within this annual report on Form 10-K for an explanation of the method used to calculate basic and diluted earnings (loss) per share.

(2)	Working capital is defined as current assets net of current liabilities, excluding loans from affiliates and the current portion of bank loans.

(3)	Represents bank loans (including current maturities) and, prior to December 31, 2009, loans from affiliates.

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
SFA and its subsidiary, TAC, are the predecessor entity, which we refer to as the Predecessor for accounting purposes since their operations represent our principal business. The historical results of SFA and its subsidiary, TAC, have been presented from April 1, 2006 through February 8, 2007, the date prior to the date of the SFA acquisition. The consolidated financial statements of Global Defense Technology & Systems, Inc., which include, in addition to the Predecessor, GNA Holding and GNA, which we refer to as the Successor, have been presented from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 through 2010. The Successor’s financial statements also include the historical results of Contego Systems Inc., which consists of general and administrative expense incurred on behalf of GNA, for the period from February 9, 2007 through December 31, 2007 and for the years ended December 31, 2008 and 2009.
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
Our financial statements also include the results of operations from our recent acquisitions. On October 1, 2010, GTEC completed the acquisition of Zytel Corporation, now known as GTEC Cyber Solutions, Inc. On December 18, 2010, GTEC completed the acquisition of Signature Government Solutions, LLC, now known as GTEC Assured IT, LLC.
Overview
We provide mission-critical technology-based systems, solutions, and services for national security agencies and programs of the U.S. government. Our services and solutions are integral parts of mission-critical programs run by the Department of Defense, Intelligence Community, Department of Homeland Security, federal law enforcement agencies and other parts of the federal government charged with national security responsibilities. The programs that we support are generally funded as part of the budgets and spending levels of U.S. government agencies entrusted with carrying out the U.S. government’s defense, intelligence, and homeland security missions.
We conduct our business through two reportable segments: Technology and Intelligence Services, or TIS, and Force Mobility and Modernization Systems, or FMMS. Through our TIS segment, we provide a broad range of technology-based services and solutions, including counterterrorism and intelligence solutions, cyber security systems & operations, enterprise architects and system engineers, and command, control and decision support solutions, to customers in the Department of Defense, the Intelligence Community, Department of Homeland Security, Federal Law Enforcement and other U.S. agencies charged with national security responsibilities. Through our FMMS segment, we provide customers, primarily in the Department of Defense, with solutions that entail the design, engineering and integration of highly mobile mission support systems. For additional information regarding our reportable segments, see “Business—Capabilities and Customer Solutions” and Note 17 of the notes to the consolidated financial statements contained within this annual report on Form 10-K.
We derive revenue primarily from contracts with U.S. government agencies that are focused on national security and, as a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. The U.S. government has substantially increased its overall defense, intelligence and homeland security budgets in the face of evolving terrorist threats and world events. As a result, our revenue has grown at a compound annual growth rate, or CAGR, of 16.3% from the twelve-month period ended March 31, 2005 to the twelve-month period ended December 31, 2010. All of the revenue growth up until October 1, 2010 has been organic. The following table shows the percentage of revenue by customer.

	Year Ended December 31,
	2010	2009	2008
Department of Defense	71.1%	75.0%	74.2%
National security agencies	28.9%	25.0%	25.8%

Total revenue	100.0%	100.0%	100.0%

In addition, we have four contracts, each of which, in one or more of the reported periods, individually comprised more than 10% of our consolidated revenue. The following table shows our revenue for each of these four contracts.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

TIS Segment
Department of Justice
counter-terrorism contract	$26,465	$27,657	$26,508

FMMS Segment
U.S. Army TACOM contract	22,027	45,763	40,622
U.S. Army Aberdeen Test Center contract	16,188	20,239	23,628
U.S. Army field feeding system contract	36,598	23,211	15,065

Total FMMS Segment	$74,813	$89,213	$79,315

Total	$101,278	$116,870	$105,823

As a percentage of total revenue	43.5%	54.9%	55.9%
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
The contract with U.S. Army TACOM (Tank-Automotive and Armaments Command) is a fixed-price contract for the delivery of Tactical Water Purification Systems, which we refer to as TWPS. The decrease in revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was partly the result of the contract ending for ordering purposes on January 31, 2010 as well as a large order received in January 2009. While the demand for and revenue from TWPS currently being procured under the U.S. Army TACOM contract is declining, we may receive additional orders for TWPS under other contract vehicles in the future. We also believe that there will be demand to replace older TWPS with new, more technologically advanced water purification systems that may have greater capacity than the current TWPS we are delivering under the U.S. Army TACOM contract. On June 15, 2010 we were awarded a separate five year, $45 million ID/IQ contract to provide Expeditionary Water Packaging Systems to the U.S. Marines, and we continue to pursue other revenue opportunities related to our water purification technologies.
The contract with the U.S. Army Aberdeen Test Center is a fixed-price/time-and-materials task order contract for a broad range of engineering, design, test and evaluation and integration services and ends for ordering purposes on August 31, 2014. The U.S. Army Aberdeen Test Center contract has been used to procure support from us on a number of our field support systems, as well as for engineering services unrelated to these systems. Our customer has used other means to procure larger value system orders, thus our revenue has decreased for this specific contract in recent years. For example, in September 2010, we announced two Expeditionary Tricon Systems, or ETS, orders that were awarded from two new contracts that totaled $63.8 million. These types of orders had historically been procured through the Aberdeen Test Center contract. We believe that our customer will continue to use this contract to support our current systems with a focus on engineering services, as well as new systems that will be required to meet the continuing demand for solutions to promote force mobility and modernization.
The contract with the U.S. Army for a field feeding system is a fixed-price contract that ended for ordering purposes on April 15, 2010. In March and April 2010, we received an additional $49 million in field feeding system orders from the U.S. Army that has led to an increase in revenue for the current year. We continue to expect additional revenue on other variants of our field feeding systems from the U.S. Army and other branches of the military under other contracts. For example, in December 2010, we were awarded a new $48 million contract to provide Expeditionary Field Kitchens, or EFK to the U.S. Marine Corps.

We derive our revenue from contracts directly with the U.S. government or as a subcontractor to other providers of services to the U.S. government. The following table shows our revenue as prime contractor and as subcontractor as a percentage of our total revenue.

	Year Ended December 31,
	2010	2009	2008
Prime contract revenue	82.7%	87.5%	82.0%
Subcontract revenue	17.3%	12.5%	18.0%

Total revenue	100.0%	100.0%	100.0%

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
The following table shows the value of our contract backlog:

	As of December 31,
	2010	2009	2008
	(in thousands)
TIS Segment
Funded	$60,103	$37,411	$38,711
Unfunded	492,880	417,721	200,002

Total	$552,983	$455,132	$238,713

FMMS Segment
Funded	$101,815	$65,658	$77,145
Unfunded	136,140	118,823	160,542

Total	$237,955	$184,481	$237,687

Company
Funded	$161,918	$103,069	$115,856
Unfunded	629,020	536,544	360,544

Total Backlog	$790,938	$639,613	$476,400

We expect approximately $211.8 million of our December 31, 2010 backlog to be recorded as sales in 2011.
Revenue
We provide our services and solutions under three types of contracts: fixed-price, time-and-materials and cost-plus. Our product revenue, which is included in our FMMS segment, is primarily derived from fixed-price contracts. Our service revenue, which is included in our TIS segment, is primarily derived from time-and-material and cost-plus contracts. Our contract mix varies from year to year due to numerous factors, including our business strategies and U.S. government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue.

	Year Ended December 31,
	2010	2009	2008
Fixed-price	55.6%	59.0%	58.8%
Time-and-materials	33.8%	29.0%	29.3%
Cost-plus	10.6%	12.0%	11.9%

Total revenue	100.0%	100.0%	100.0%

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
Operating Costs and Expenses
The key components of our operating costs and expenses are:
Cost of revenue. Cost of revenue includes all direct and indirect costs, except for selling, general and administrative costs and the amortization of intangible assets, associated with the delivery of services and products. Cost of revenue includes direct labor, materials, equipment, subcontractor costs and other direct costs such as travel expenses.
Selling, general and administrative expenses. Selling, general and administrative expenses, or SG&A, include expenses for general management, marketing, bid and proposal costs, independent research and development, stock compensation expenses, merger and acquisition expenses and other operating expenses.
Amortization of intangible assets. Amortization expense is the periodic expense related to our identified intangible assets.
Impairment of intangible asset. An expense was recognized for impairment of an intangible asset associated with a change in the name of our subsidiary from SFA to GNA during the year ended December 31, 2008.

Results of Operations
The following table summarizes our historical results of operations on a consolidated basis:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Revenue	$232,669	$212,845	$189,426
Operating costs and expenses
Cost of revenue	192,806	175,231	156,271
Selling, general and administrative expenses	21,726	24,861	16,957
Amortization of intangible assets	3,754	8,356	8,841
Impairment of intangible assets	—	—	2,447

Total operating costs and expenses	218,286	208,448	184,516

Operating income	14,383	4,397	4,910
Other income (expense)
Interest income	12	7	40
Interest expense	(477)	(1,849)	(2,750)

Income before income taxes	13,918	2,555	2,200
Provision for income taxes	(5,165)	(1,286)	(1,138)

Net income	$8,753	$1,269	$1,062

Revenue. Revenue for the year ended December 31, 2010 increased $19.8 million, or 9.3%, to $232.7 million, compared to $212.8 million for the same period in 2009. Revenue for the year ended December 31, 2009 increased $23.4 million, or 12.4%, to $212.8 million, compared to $189.4 million for the same period in 2008.
The following table summarizes revenue by reportable segment.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

TIS Segment	$105,591	$90,388	$80,433
As a percentage of total revenue	45.4%	42.5%	42.5%
FMMS Segment	127,078	122,457	108,993
As a percentage of total revenue	54.6%	57.5%	57.5%

Total revenue	$232,669	$212,845	$189,426

For the periods presented, the revenue of our TIS segment has grown substantially. The growth has resulted from increased spending by the U.S. government for services in support of programs to combat terrorism both at home and abroad. The increase in demand for these services has been reflected in the growth of revenue such as the FBI Investigative Data Warehouse (IDW) and other intelligence analysis contracts, as well as performance on new contracts that have been awarded in recent years.
TIS segment revenue for the year ended December 31, 2010 increased $15.2 million, or 16.8%, to $105.6 million, compared to $90.4 million for the same period in 2009. Revenue increased by $7.2 million on the FBI IDW counter-terrorism contract that was awarded in September 2009. The higher TIS segment revenue also reflects increased activity on several other contracts related to counter-terrorism for our customers in national law enforcement and intelligence agencies. In addition, the two acquisitions closed in the fourth quarter of 2010 contributed $6.0 million in revenue.
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
The growth in our FMMS segment has been the result of a long-term trend to put the U.S. armed forces on a more expeditionary footing and of the continuing high level of U.S. troop deployments worldwide. These factors have generated increased demand for our systems that support troop mobility and modernization.

FMMS segment revenue for the year ended December 31, 2010 increased $4.6 million, or 3.8%, to $127.1 million, compared to $122.5 million for the same period in 2009. Two large ETS orders awarded in September 2010 contributed revenue of $30.7 million in 2010. In addition, increased demand for our field feeding systems led to an increase in revenue of $13.4 million to $36.6 million for the year ended December 31, 2010 from $23.2 million in the same period in 2009. These increases were offset by a $23.7 million decrease in our TWPS program which ended for ordering purposes in January 2010 and a $12.5 million decrease in our field sanitation centers, or FSC. We believe that there will be demand to replace older TWPS with new, more technologically advanced water purification systems that may have greater capacity than the current TWPS we are delivering under the U.S. Army TACOM contract. We also anticipate follow-on FSC awards based on the recent communication with our customer.
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
Cost of Revenue. The following table summarizes cost of revenue by reportable segments.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

TIS Segment	$88,042	$75,066	$65,195
As a percentage of related revenue	83.4%	83.0%	81.1%
FMMS Segment	104,764	100,165	91,076
As a percentage of related revenue	82.4%	81.8%	83.6%

Total cost of revenue	$192,806	$175,231	$156,271

As a percentage of revenue	82.9%	82.3%	82.5%
The increase in cost of revenue during each of the periods presented was primarily due to higher purchases of labor, equipment and materials and to other direct costs directly related to our increased levels of revenue in each of our operating segments discussed above.
SG&A Expenses. The following table summarizes total SG&A expenses for the following periods:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Total segment SG&A expenses	$15,758	$13,566	$12,654
As a percentage of total revenue	6.8%	6.4%	6.7%
Corporate SG&A expenses:
Retention bonuses	—	—	1,195
Stock-based compensation expense	909	4,757	435
Management fees paid to GLOBAL	—	1,924	28
Other corporate expenses	5,059	4,614	2,645

Total Corporate SG&A expenses	5,968	11,295	4,303

As a percentage of total revenue	2.6%	5.3%	2.3%

Total SG&A expenses	$21,726	$24,861	$16,957

As a percentage of total revenue	9.3%	11.7%	9.0%
Segment SG&A expenses have generally followed the growth in revenue as management and marketing activities have grown to support the underlying business and capitalize on growth opportunities.
At the date of the SFA acquisition, certain key employees were offered retention bonuses to secure their services for a period following the SFA acquisition. These retention bonuses, which have been settled in full, totaled $1.2 million in the year ended December 31, 2008.

Stock-based compensation expense represents the expense related to restricted stock and stock options granted by the Company. Upon the closing of our initial public offering in November 2009, we recognized $4.3 million in offering-related stock-based compensation expense associated with the issuance of shares of common stock to James Allen, our former Executive Vice President and Chief Financial Officer, and the vesting of restricted units in Contego Systems LLC owned by Ronald Jones, our Executive Vice President, Corporate Development.
During 2009 and 2008, we paid management fees to an affiliate of GLOBAL of $1.9 million and $28, respectively. The increase in 2009 was due to the involvement of GLOBAL in our initial public offering in November 2009. Subsequent to the offering, we no longer pay any management fees to such affiliate or any other affiliate of GLOBAL.
Other corporate expenses include other costs that are not allocable to our reportable segments. Generally, these are corporate costs that are not allowed to be allocated to government contracts, or costs which management has decided to not recover from our government customers. Other corporate expenses increased $0.4 million in the year ended December 31, 2010, compared to $4.6 million in the same period of 2009. We incurred $1.6 million in merger and acquisition related expenses during 2010 and benefitted from the absence of initial public offering expenses that were incurred in 2009. Other corporate expenses increased by $2.0 million in the year ended December 31, 2009 to $4.6 million, compared to $2.6 million for the same period of 2008. The primary reason for the increase was $1.1 million in professional fees incurred to assist us in preparing for our initial public offering. These costs were in addition to the costs directly associated with the public offering that were charged to stockholders’ equity upon completion of the offering in November 2009.
Operating Income. The following table reconciles segment operating income to total operating income.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

TIS Segment	$9,957	$7,766	$7,441
As a percentage of related segment revenue	9.4%	8.6%	9.3%
FMMS Segment	14,148	16,282	13,060
As a percentage of related segment revenue	11.1%	13.3%	12.0%

Total segment operating income	24,105	24,048	20,501
As a percentage of total revenue	10.4%	11.3%	10.8%
Unallocated Corporate expenses:
Corporate SG&A expenses	(5,968)	(11,295)	(4,303)
Amortization of intangible assets	(3,754)	(8,356)	(8,841)
Impairment of intangible assets	—	—	(2,447)

Total operating income	$14,383	$4,397	$4,910

As a percentage of total revenue	6.2%	2.1%	2.6%
Total segment operating income has increased in each period presented due to our growth in revenue.
Operating margins for the TIS segment increased for the year ended December 31, 2010 to 9.4% of segment revenue from 8.6% for the same period in 2009. In 2009, the lower margin was due to increased bid and proposal activity to secure new contracts that have contributed to the increase in revenue for the year ended December 31, 2010. The bid and proposal activity also led to the decrease in TIS operating margins for the year ended December 31, 2009 from 9.3% for the year ended December 31, 2008.
Operating margins in the FMMS segment decreased for the year ended December 31, 2010 to 11.1% of segment revenue from 13.3% in the same period in 2009. Early in 2009 we were able to obtain improved pricing of TWPS that were ordered on the U.S. Army TACOM contract early in the year. The TWPS program contributed more to revenue in 2009 than in 2010. The resulting higher operating margin on TWPS revenue is also the primary reason for the increase in FMMS segment operating margin in 2009, compared to 2008.
Amortization and Impairment of Intangible Assets. Amortization expense for the year ended December 31, 2010 decreased $4.6 million to $3.8 million, as compared to $8.4 million for the same period in 2009. The decrease in amortization expense was the effect of certain intangible assets reaching the end of their useful lives.
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
Interest Expense. Interest expense for the year ended December 31, 2010 was $0.5 million, compared to $1.8 million and $2.8 million for the same period in 2009 and 2008, respectively. The decrease in interest expense was primarily due to a decrease in the variable interest rate on our outstanding borrowings under our credit facility and the repayment of $34.4 million of debt owed to GLOBAL and its affiliates, as well as bank loans.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2010 was $5.2 million, compared to $1.3 million for the same period in 2009. The $3.9 million increase was the result of an $11.4 million increase in pre-tax income. The effective tax rate was 37.1% for the year ended December 31, 2010, compared to 50.3% in the same period of 2009. The higher effective tax rate in 2009 was due to interest and operating costs incurred in corporate entities that do not file consolidated state income tax returns. We were, therefore, unable to recognize state tax benefits related to these costs.
The provision for income taxes for the year ended December 31, 2009 was $1.3 million, compared to $1.1 million for the same period in 2008. The increase of $0.2 million was the result of an increase in pre-tax income. The effective tax rate was 50.3% for the year ended December 31, 2009, compared to 51.7% in 2008. Similar to 2008, the high effective tax rate in 2009 was due to interest and operating costs incurred in corporate entities that do not file consolidated state income tax returns. We were, therefore, unable to recognize state tax benefits related to these costs. In addition, we recognized $1.9 million in excess tax benefits related to the stock compensation charges which for accounting purposes is reflected in additional paid in capital.
Liquidity and Capital Resources
Our primary liquidity needs are for financing working capital, capital expenditures, and making strategic acquisitions. Our $100 million revolving line of credit, which allows for an additional $40 million accordion under certain conditions, current cash balance, and cash flow from operations are sufficient to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity. The debt balance at December 31, 2010 was $79.6 million. During the first two months of 2011, we have collected $29 million related to the two large ETS orders awarded in September 2010, which we used to pay down the revolving line of credit. Remaining credit available from our new credit facility and cash flow from operations will be sufficient to meet our working capital, capital expenditure requirements and fund strategic acquisitions.
Working Capital. Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to payment practices by our customers. A significant portion of our operating costs are related to purchases of material and equipment used to produce our field support systems in the FMMS segment. We are permitted to bill progress payments on many of our large fixed-price contracts; therefore, the timing of our purchases and related billings to our customers tend to be linked closely to each other in time. The result is that changes in our accounts receivable, which are primarily related to changes in revenue, are at least partially offset in our working capital requirements by increases in accounts payable.
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
The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable (billed and unbilled combined) typically range from approximately 70 to 95 days sales outstanding (DSO), calculated on trailing three months of revenue. Our DSO for accounts receivable was 94, 82, and 76 as of December 31, 2010, 2009 and 2008, respectively. The increase in our DSO for 2010 was a result of the two large ETS orders awarded in September 2010 which led to an increase in our working capital needs.
Cash from Operating, Investing and Financing Activities.
For the year ended December 31, 2010, net cash of $5.2 million was provided by operating activities. The primary components of operating cash flows were (i) $14.1 million provided by net income adjusted for non-cash items, (ii) an increase in accounts receivable of $24.7 million primarily caused by the two large ETS orders awarded in September 2010, as well as the timing of billings and collections, (iii) an offsetting increase of $10.8 million in accounts payable, and (iv) a $4.3 million decrease in the income tax receivable.
For the year ended December 31, 2009, net cash of $2.0 million was used in operating activities primarily to support temporary working capital requirements. The primary components of operating cash flows were (i) $14.1 million provided by net income adjusted for non-cash items, (ii) an increase in accounts receivable of $12.3 million relating to work performed under percentage of completion contracts, primarily the U.S. TACOM contract, that are billed under milestones, as well as the timing of billings and collections, (iii) an offsetting increase of $2.3 million in accrued expenses and accounts payable, (iv) a reduction in advance payments on contracts of $4.0 million, and (v) the increase in the income tax receivable driven primarily by a $1.9 million excess tax benefit for stock compensation.

Net cash used in investing activities for the year ended December 31, 2010 of $80.4 million was primarily used to purchase Zytel Corporation and Signature Government Solutions, LLC in the fourth quarter of 2010. The funds were primarily provided by financing activities from our revolving line of credit.
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
Capital Expenditures. Since we do not own any of our own facilities, our capital expenditure requirements are generally for the purchase of computers, business systems, furniture and leasehold improvements to support our operations. Such capital expenditures were $1.2 million, $1.1 million, and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Debt and Other Obligations. At December 31, 2010, we had $79.6 million outstanding under the revolving line of credit under our new credit facility entered into on December 10, 2010. The credit facility provides for $100.0 million of borrowing capacity under the revolving line of credit, with an accordion that allows for an additional $40.0 million of borrowing capacity. Borrowings under the credit facility bear interest at the applicable interest rate, which the Company elected to the LIBOR rate, plus an applicable margin that varies based on a leverage ratio test. Refer to Note 8 of the notes to the consolidated financial statements contained within this annual report on Form 10-K for additional information relating to the new loan arrangement.
At December 31, 2009, we had $3.7 million outstanding under the revolving line of credit under our credit facility in effect at that time. That credit facility, as amended September 3, 2009, provided for $29.0 million of borrowing capacity under the revolving line of credit. Borrowings under that credit facility bore interest at the applicable interest rate, which the Company elected to the LIBOR rate, plus an applicable margin that varies based on a leverage ratio test. The loan agreement governing that credit facility was set to expire on February 28, 2011. On February 3, 2010, we replaced the prior loan agreement and increased our borrowing capacity to $50.0 million. This was subsequently replaced on December 10, 2010 with our current credit facility that provides for $100.0 million of borrowing capacity. Refer to Note 8 of the notes to the consolidated financial statements contained within this annual report on Form 10-K for additional information relating to the new loan arrangement.
The outstanding borrowings under the various loan agreements were and continue to be collateralized by substantially all of our assets.
The loan agreements required that we comply with certain affirmative and restrictive covenants. The restrictive covenants include limitations on: mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; transactions with affiliates; sale and leaseback transactions; and restricted payments. In addition, the loan agreement requires that we meet the financial covenants at each quarter-end, including minimum net worth, maximum funded debt ratio, and a fixed charge coverage ratio. We were in compliance with all financial covenants for the years ended December 31, 2010, 2009 and 2008. We believe that we will continue to meet our loan agreement covenants in the future.
Future Liquidity Needs. The $29.0 million revolving line of credit was scheduled to remain in place until its maturity date of February 28, 2011. The loan agreement was replaced with a loan agreement dated February 3, 2010, which was subsequently replaced on December 10, 2010 with our current credit facility, which matures on December 13, 2013. Refer to Note 8 with regards to the current loan agreement entered into on December 10, 2010 when our borrowing capacity was established at $100.0 million and allows for an additional $40.0 million through an accordion feature under certain conditions. As of December 31, 2010, we had $20.4 million of availability under the $100.0 million credit facility. The availability under the current loan agreement is expected to be sufficient to meet our operating cash flow requirements for the next twelve months and beyond.
Off-Balance Sheet Arrangements, Contractual Obligations, Guaranty and Indemnification Obligations
Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of December 31, 2010 and 2009.

Contractual Obligations. We have various contractual obligations impacting our liquidity. The following table presents, at December 31, 2010, our obligations and commitments to make future payments under contracts and contingent commitments:

	Payments Due by Period
					More
		Less Than	1-3	3-5	Than
(in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Bank loans	$79,605	$—	$79,605	$—	$—
Interest payments on loan agreements(1)	8,729	2,843	5,886	—	—
Operating leases	10,715	3,145	5,702	1,868	—
Uncertain tax positions(2)	1,766	64	1,702	—	—

Total contractual obligations	$100,815	$6,052	$92,895	$1,868	$—

(1)	Interest payments for the bank loans were estimated using the current floating rates charged by the lender as of December 31, 2010 through the maturity date of the instruments, December 10, 2013.

(2)	Includes interest on the uncertain tax positions at an estimated 4% interest rate.
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
Intangible Assets
Intangible assets consist of contract and customer relationships, backlog, trade names and acquired technologies. Intangible assets are being amortized on a straight-line basis over the expected lives of the assets. Acquired in-process research and development costs are expensed at the acquisition date unless an alternative future use for the asset is identified.
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
We perform a fair value analysis of our reporting units annually or more frequently if a triggering event occurs. We estimate fair value using the best information available, including market information and discounted cash flow projections which is referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. If goodwill becomes impaired, we would record a charge to earnings in the consolidated financial statements during the period in which any impairment of goodwill is determined.
Historically, our annual impairment review of goodwill had been completed as of December 31. Effective October 1, 2010, we adopted a new accounting policy whereby our annual impairment review of goodwill will be performed as of October 1 instead of December 31 of each year. An impairment analysis of goodwill was last completed as of October 1, 2010 at which time no impairment was recorded. The change in our annual goodwill impairment testing date was made to better align the annual goodwill impairment test with the timing of the presentation of the Company’s annual strategic planning process. The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the accounting change described above is preferable under the circumstances.
Based on the analysis performed, we determined that the estimated fair value of each reporting unit substantially exceeded its associated carrying value and that no goodwill impairment existed for the years ended December 31, 2010 and 2009.
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

Stock-based compensation expenses are based on the grant date fair value of awards ultimately expected to vest. We estimate expected forfeiture rates at the time of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized employee stock-based compensation expense of $0.9 million in 2010, $4.8 million in 2009, and $0.4 million in 2008. As of December 31, 2010, we had $2.7 million in total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which we expect to recognize over a weighted-average period of approximately 2.6 years.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 to our audited consolidated financial statements.
Interest Rate and Other Market Risk
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our credit facility. As of December 31, 2010, the outstanding principal balances with floating interest rates were $79.6 million. Each change of 1.0% in interest rates would result in a $0.8 million change in our annual interest expense based on the loan balances at December 31, 2010. Any debt we incur in the future may also bear interest at floating rates.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to “Part II — Item 7 — Management’s Discussion and Analysis of Financial condition and Results of operations — Liquidity and Capital Resources — Interest Rate and Other Market Risk”.
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
Management’s Report on Internal Controls over Financial Reporting
As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements in our consolidated financial statements. Also, once an evaluation of the effectiveness of internal control over financial reporting has been made, any application of that evaluation to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 excluded the internal controls of the following companies acquired by the Company in the fourth quarter of 2010: Zytel Corporation and Signature Government Solutions LLC. These companies represented 6.5% of the Company’s consolidated total assets, and 2.6% of the Company’s consolidated net sales as of and for the year ended December 31, 2010, which financial results are reflected in our consolidated financial statements as of and for the year ended December 31, 2010.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our current executive officers and directors are as follows.

Name	Age	Position
John Hillen	45	President and Chief Executive Officer, Director
Joseph M. Cormier	34	Executive Vice President and Chief Financial Officer
Ronald C. Jones	52	Executive Vice President, Corporate Strategy and Development, Director
Michael Weixel	57	Senior Vice President, Contracts and Administration
Kirk Herdman	47	Senior Vice President, Business Development and Operations
Alexander Drew	50	President, Intelligence Solutions
Timothy Jones	47	Senior Vice President and General Manager, Defense Engineering
John J. Devine	70	Independent Director
Jacques S. Gansler	76	Independent Director
Damian Perl	42	Director
Eric S. Rangen	54	Independent Director
Thomas R. Wilson	64	Non-Executive Chairperson of the Board
John Hillen has been our President and Chief Executive Officer since August 2008 and a member of our board of directors since January 2008. Prior to joining us, from January 2007 to August 2008, Dr. Hillen was President of Global Strategies Group (USA) LLC, an affiliate of Global Strategies Group (GLOBAL), which is controlled by Damian Perl, one of our directors. From 2005 to 2007, Dr. Hillen served as U.S. Assistant Secretary of State for Political-Military Affairs. Prior to this, Dr. Hillen was President of what is now CGI Federal Inc., a federal IT services company that is a subsidiary of CGI Inc (NYSE: GIB), a Canadian IT services firm. Prior to that Dr. Hillen led the defense and intelligence business at American Management Systems, Inc. (NASDAQ: AMSY), which was sold to CACI International, Inc. in 2004. From 2000 to 2002, Dr. Hillen served as a Vice President and then Chief Operating Officer of Island ECN Inc., a $160 million capital markets firm. Prior to joining Island ECN Inc., Dr. Hillen spent 12 years as an officer in the U.S. Army in both conventional and special operations units and has been decorated for his actions in combat. Dr. Hillen currently serves as a trustee at several non-profit institutions, and is a director of Oceus Networks Inc. Dr. Hillen also serves on the federal advisory commission for the U.S. Navy, having been appointed to that position by the Secretary of Defense in 2007. Dr. Hillen received a B.A. in Policy Studies/History from Duke University, an M.A. degree in Defense Studies from King’s College, London University, a D.Phil. in International Relations from Oxford University and a Master’s of Business Administration, or MBA, from Cornell University. Dr. Hillen is the author of several books and numerous journal articles on military and security affairs.
Joseph M. Cormier has been our Executive Vice President and Chief Financial Officer since October 1, 2010. Prior to that, he served as our Senior Vice President, Finance beginning in January 2010. From 2005 to 2010, Mr. Cormier was a corporate officer of ManTech International Corporation and was most recently Senior Vice President, Corporate Development since January 2009. Prior to ManTech, Mr. Cormier was Vice President, Corporate Development of DigitalNet Holdings from July 2003 to October 2004, and from 1998 to 2003 was an investment banker at Banc of America Securities LLC. Mr. Cormier received a Bachelor of Arts in Economics & Political Science from Columbia University.

Ronald C. Jones became our Executive Vice President, Corporate Strategy and Development as of the closing of our initial public offering in November 2009. Ronald Jones has been a member of the Company’s board of directors since February 2007. From March 2006 through November 2009, Ronald Jones served as President, Technology and Systems, for Contego Systems LLC, an affiliate of GLOBAL. Prior to joining Contego Systems LLC, Ronald Jones was Senior Vice President, Strategy and Corporate Development and a director of Gray Hawk Systems, Inc. from 2003 to 2006. From 1995 to 2003, Ronald Jones served as Senior Vice President, Corporate Strategy and Development for Veridian Corporation. From 2004 to 2005, Ronald Jones served on the board of the Infodata Corporation. Ronald Jones received a B.S. in Engineering from the U.S. Naval Academy and an MBA from the University of Pennsylvania, Wharton School of Business. Ronald Jones also served as a commissioned officer in the U.S. Marine Corps.
Michael Weixel has been our Senior Vice President, Contracts and Administration since January 2009. From 2007 to 2009, Mr. Weixel served as Vice President, Contracts of Global Strategies Group (Integrated Security) Inc., an affiliate of GLOBAL. From 1977 to 2007, Mr. Weixel held senior management positions at several companies, including ManTech International Corporation, Gray Hawk Systems, Inc. and Lockheed Martin Corporation. Mr. Weixel received a B.S. in Government from the College of William & Mary and an MBA in Logistics, Operations, and Material Management from George Washington University.
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
Alexander Drew has been President of the Intelligence Solutions division (The Analysis Corp.), a wholly-owned, indirect subsidiary of the Company, since January 2009. From June 2005 to December 2008, Mr. Drew served as Vice President-Intelligence Operations with IS. In 2001, Mr. Drew was recalled to active duty and counterterrorism exercises for NATO and the Department of Defense’s Joint Staff J2 (Intelligence). Mr. Drew served as Senior Watch Officer for the National Counterterrorism Center (NCTC) and was the representative from the Defense Intelligence Agency’s Joint Intelligence Task Force for Combating Terrorism (JITF-CT) to help establish NCTC’s Operations Center until his retirement in May 2005. From 1996 to 2001, Mr. Drew was Senior Vice President and General Counsel of EDGE Tech Corporation, and from 1992 to 1996, was an associate at the law firm of Akin, Gump, Strauss, Hauer and Feld LLP. Mr. Drew served in the U.S. Navy, retiring with the rank of Captain. Mr. Drew received a B.S. in Physics from Miami University of Ohio and a J.D. from the Catholic University, Columbus School of Law.
Timothy Jones has been our Senior Vice President and General Manager of Defense Engineering since April 2010. From February 2009 to April 2010, Timothy Jones served as Vice President and General Manager of Defense Engineering. From 2008 to 2009, Timothy Jones was Deputy General Manager, and from 2005 to 2008, Timothy Jones served as Senior Program Manager and Director of Finance. Prior to 2005, Timothy Jones was a Senior Vice President of the Delmarva Foundation for Medical Care, Inc. Timothy Jones received a B.S. in Economics and an MBA from Virginia Polytechnic Institute and State University (Virginia Tech).
John J. Devine has been a director since March 2007. Mr. Devine is a founding partner and President of The Arkin Group LLC since May 2000. Prior to this, Mr. Devine completed a distinguished career of more than thirty years with the Central Intelligence Agency, serving as both Acting Director and Associate Director of the Agency’s foreign operations from 1993 to 1995 and from 1995 to 1998 as the senior CIA representative in Great Britain. Mr. Devine also served as the leader of the Agency’s Latin American Division, Counternarcotics Center and Afghan Task Force. Mr. Devine is a member of the Council on Foreign Relations and serves on the boards of CyberCore Technologies LLC and Global Strategies Group (Integrated Security) Inc., an affiliate of GLOBAL. Mr. Devine received a B.S. in Social Sciences from West Chester University and an M.A. in Political Science from Villanova University.
Jacques Gansler has served as a director since March 2007. Since 2001, Dr. Gansler has been a Professor at the University of Maryland. From 1997 to 2001, Dr. Gansler served as the Under Secretary of Defense for Acquisition, Technology and Logistics for the Department of Defense. Prior to this, Dr. Gansler served as the Executive Vice President and a Director for TASC Incorporated. From 1972 to 1977, Dr. Gansler served as Deputy Assistant Secretary of Defense (Material Acquisition) and Assistant Director of Defense Research and Engineering (Electronics). Dr. Gansler is a member of the Defense Science Board, The National Academy of Engineering, Comptroller General’s Advisory Board for the U.S. Government Accountability Office; and a member of the board of directors of iRobot Corporation where he also serves as chair of the nominating and governance committee. Dr. Gansler also serves on the advisory boards of Israel Aircraft Industries (North America), Ltd., Computer Science Corporation, SafeLife Corporation (formerly Triosyn Corporation) and Lockheed Martin Corporation, Space and Integrated Systems Sector and chairs the National Security Advisory Panel, University of Maryland. Dr. Gansler received a B.E. in Electrical Engineering from Yale University, an M.A. in Political Economy from New School for Social Research, an M.E. in Electrical Engineering from Northeastern University and a Ph.D. in Economics from American University.

Damian Perl has served as a director since April 2009. Mr. Perl is the founder, Chairman and Chief Executive Officer of GLOBAL, which was established in 1998. Prior to 1998 and for a period of a year, Mr. Perl worked on a consultancy basis in the risk management field for industry clients drawn from the energy and mining sectors. Prior to this, Mr. Perl served in the British military both in the Royal Marines Commandos and in Special Forces, and was involved in counter-insurgency operations in Africa and the Balkans. He also advised foreign governments on counter-terrorism, working with indigenous security services and linking civil and military security interests. Mr. Perl is a member of the SAS Regimental Association and the Royal African Society. Mr. Perl received a B.A. degree in Physiology and Biomechanics from Brunel University, London, United Kingdom.
Eric S. Rangen has been a director since December 2009 and serves as the Audit Committee Chairperson. Mr. Rangen has been the Senior Vice President and Chief Accounting Officer of UnitedHealth Group since December 2006. Before joining UnitedHealth Group in 2006, Mr. Rangen served in several capacities, including Executive Vice President and Chief Financial Officer of Alliant Techsystems, Inc. and as an accountant with Deloitte & Touche LLP where he was a Partner from 1994 — 2001. Mr. Rangen is a member of the board of directors of Flexsteel Industries, Inc., where he also serves as chair of the audit and ethics committee. He is also a member of the board of directors of the Boys & Girls Club of the Twin Cities, Minnesota. Mr. Rangen received a Bachelor of Science in Business Administration Accounting from the University of Minnesota, Minneapolis.
Thomas Wilson, Vice Admiral, U.S. Navy (Ret.), has served as a director since March 2007 and as Chairperson of the Board since October 2008. From 2002 to 2008, Vice Admiral Wilson was associated with Alliant Techsystems, Inc. (ATK) serving in various senior management positions. Appointed President ATK Missile Systems Company from 2002 — 2003, Vice Admiral Wilson subsequently served as President of the ATK Precision Systems Group from 2003 — 2006 and later as Senior Vice President for Tidewater Operations and Combatant Command Relations. Prior to this, Vice Admiral Wilson served for nearly 34 years in the U.S. Navy, with his last position as Director, Defense Intelligence Agency (DIA) from July 1999 to July 2002. In that position, he served concurrently as Manager of the General Defense Intelligence Program overseeing the planning, programming and budgeting functions for military service and combatant command intelligence centers and staffs. Mr. Wilson currently serves on the boards of directors of Global Strategies Group (Integrated Security) Inc., an affiliate of GLOBAL Meggitt Defense Systems, Inc. and Wilcox Research, Inc. He has also served on The Ohio State University Alumni Association Board of Directors and the National Defense Industrial Association Board of Trustees. Mr. Wilson received a B.S. degree from The Ohio State University and a Master’s Degree in Management and Human Relations from Webster University.
Section 16(a) Beneficial Ownership Reporting Compliance
Our directors, executive officers and any persons who beneficially own more than 10% of our shares of common stock are required by Section 16(a) of the Exchange Act to file reports of initial ownership and changes of ownership of our shares with the SEC. To our best knowledge, based solely on review of copies of such reports furnished to us and written representations furnished to us by our directors and executive officers, there were no failures to file or timely file such required reports during 2010 by any of our directors or executive officers, except that, on March 9, 2010 and March 10, 2010, Kirk Herdman purchased 2,000 Shares and 1,000 Shares, respectively, and reported the transactions in a late Form 4 filing on March 15, 2010.
Code of Ethics and Business Conduct
Our directors, as well as our officers and employees, are also governed by our code of ethics and business conduct. Our code of ethics and business conduct is available on our website at http://investor.gtec-inc.com. Amendments to, or waivers from, a provision of the code of ethics and business conduct that applies to our directors, executive officers or employees will be posted to our website within four business days following the date of such amendment or waiver.
Identifying Individuals to Stand for Election as Directors
In selecting the candidates to nominate for election as directors, the GTEC Board’s principal qualification is whether an individual has the ability to act in the best interests of the Company and its stockholders. Our corporate governance guidelines provide that the Nominating and Corporate Governance Committee shall endeavor to identify and will nominate individuals to serve on the GTEC Board who have expertise that is useful to the Company and complementary to the background, skills and experience of the other members of the GTEC Board. The Nominating and Corporate Governance Committee’s assessment of the composition of the GTEC Board shall include the following considerations: (i) the skills of each member of the GTEC Board, which shall include an analysis of each director’s business and management experience, information technology and government contractor industry experience, professional services experience, accounting experience, finance and capital markets experience, and level of understanding of corporate governance regulations and public policy matters, (ii) the characteristics of each member of the GTEC Board, which shall include an analysis of each director’s ethical and moral standards, leadership abilities, sound business judgment, independence and innovative thought, and (iii) the general composition of the GTEC Board, which shall include an analysis of the diversity, age and public company experience of the directors.

Director candidates may be nominated by any stockholder of the Company entitled to notice of, and to vote at, any meeting called for the election of directors. Such nomination shall contain the following information to the extent known to the notifying stockholder: (i) the name, age, business address and residence address of each proposed nominee and of the notifying stockholder; (ii) the principal occupation of each proposed nominee; (iii) a representation that the notifying stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iv) the total number of shares of capital stock and other securities of the Company that are beneficially owned by the notifying stockholder and by the proposed nominee and, if such securities are not owned solely and directly by the notifying stockholder or the proposed nominee, the manner of beneficial ownership (beneficial ownership has the same meaning as provided in Regulation 13D under the Exchange Act; (v) a description of all arrangements or understandings between the notifying stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the notifying stockholder; (vi) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed with the SEC pursuant to Regulation 14A under the Exchange Act had the nominee been nominated, or intended to be nominated, by the GTEC Board; (vii) the consent of each nominee to serve as a director of the Company if so elected; and (viii) a written questionnaire with respect to the background and qualification of each proposed nominee (which questionnaire shall be provided by the Secretary of the Company upon written request) and a written representation and agreement (in form provided by the Secretary of the Company upon written request) that such proposed nominee (A) is not and will not become a party to (x) any agreement, arrangement or understanding with, and has not given any commitment or assurance to, any person or entity as to how each proposed nominee, if elected as a director of the Company, will act or vote on any issue or question (a “Voting Commitment”) that has not been disclosed to the Company or (y) any Voting Commitment that could limit or interfere with each proposed nominee’s ability to comply, if elected as a director of the Company, with each proposed nominee’s fiduciary duties under applicable law, (B) is not, and will not become a party to, any agreement, arrangement or understanding with any person or entity other than the Company with respect to any direct or indirect compensation, reimbursement or indemnification in connection with service or action as a director that has not been disclosed to the Company and (C) in each proposed nominee’s individual capacity and on behalf of the stockholder (or the beneficial owner, if different) on whose behalf the nomination is made, would be in compliance, if elected as a director of the Company, and will comply with applicable publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of the Company. The Company may request any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the qualifications of the proposed nominee to serve as a director of the Company, including any information required to be provided to the Department of Defense pursuant to the terms of the SCA.
A stockholder providing notice of any nomination proposed to be made at a meeting shall further update and supplement such notice, if necessary, so that the information provided or required to be provided in such notice pursuant to the procedures described above shall be true and correct as of the record date for the meeting and as of the date that is 15 days prior to the meeting or any adjournment or postponement thereof, and such update and supplement shall be received by the Secretary of the Company not later than seven days after the record date for the meeting (in the case of the update and supplement required to be made as of the record date), and not later than 10 days prior to the date for the meeting or, if practicable, any adjournment or postponement thereof (and, if not practicable, on the first practicable date prior to the date to which the meeting has been adjourned or postponed) (in the case of the update and supplement required to be made as of 15 days prior to the meeting or any adjournment or postponement thereof). The Nominating and Corporate Governance Committee evaluates director candidates recommended by stockholders in the same manner as it evaluates director candidates recommended by our directors, management or employees.
The Company does not pay any third parties to assist in the solicitation, selection or evaluation of director candidates.
Audit Committee
The Audit Committee consists of Messrs. Devine, Rangen and Wilson, all of whom were appointed in 2009. The Audit Committee held seven meetings in 2010. Mr. Rangen acts as Chairperson of the Committee and, in the judgment of the GTEC Board, qualifies as an “audit committee financial expert” as defined in the Exchange Act. The committee operates under a charter, which is available at http://investor.gtec-inc.com.

The Audit Committee discharges the responsibilities of the GTEC Board in monitoring our accounting, financial and other reporting and internal control practices and oversees our independent registered public accounting firm. Specific responsibilities of our Audit Committee include:
•	evaluating the performance of our independent registered public accounting firm and determining whether to retain or terminate its services;
•	determining and pre-approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services, other than immaterial aggregate amounts of non-audit services as excepted under applicable laws and rules;
•	reviewing and discussing with management and our independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm’s review of our quarterly financial statements and annual and quarterly reports;
•	reviewing with management and our independent registered public accounting firm any significant issues that arise regarding accounting principles and financial statement presentation;
•	conferring with management and our independent registered public accounting firm regarding the scope, adequacy and effectiveness of our internal control over financial reporting; and
•	establishing procedures for the receipt, retention and treatment of any complaints we receive regarding accounting, internal control or auditing matters.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Our Executive Compensation Philosophy
Our compensation program and policies are designed to attract, motivate and retain executives of outstanding ability in order to achieve our full growth potential and maximize the return to our stockholders.
The primary objectives of our executive compensation program are to:
•	attract and retain talent;
•	provide total direct compensation opportunities that are competitive with opportunities provided to executives of comparable companies at comparable levels of performance;
•	ensure that our executives’ total compensation levels are correlated to both our short-term and long-term financial performance in areas such as revenue, net income and operating efficiency, which we believe are then reflected in increased stockholder value over time;
•	focus and motivate executives on the achievement of objectives at the individual, business-unit and company-wide levels; and
•	reward executives in accordance with their relative contributions to achieving strategic milestones and advancing key mission-related objectives.
To achieve these objectives, the Compensation Committee has implemented compensation policies that tie a substantial portion of the executives’ overall compensation to financial and operational goals such as growth in revenue and profit from year-to-year. These compensation policies may be summarized as follows:
•	Total compensation for executive officers is measured at the 50th-75th percentile of the median of local and nationally recognized survey data. Our survey information is discussed in more detail below. We believe this is necessary to attract outstanding executives.
•	The mix of total compensation elements reflects an appropriate balance between competitive market requirements and strategic business needs. We believe the opportunity for executives to receive additional compensation based upon achieving or exceeding established performance objectives properly aligns our equity programs and management’s focus with the interests of our stockholders.

•	The short-term non-equity incentive compensation portion of total compensation, which we refer to as the Management Performance Incentive Plan, provides the opportunity to earn total cash compensation at the upper quartile of competitive pay based on outstanding corporate performance. Each executive is eligible to receive cash incentive payments based on achievement of specific performance measures. The amount awarded annually is determined by the Compensation Committee’s review of the executive’s achievement of such performance measures. As an executive’s responsibility increases, the portion of his or her total compensation represented by incentive compensation payments increases.
•	The long-term equity incentive compensation portion of each executive’s annual compensation is linked to our overall performance with a goal of maximizing stockholder return.
•	Benefits are designed to be market competitive.
Compensation Committee Process
Our Compensation Committee meets at least twice a year to evaluate the performance of our executive officers and holds additional meetings as the Compensation Committee members deem appropriate. The Compensation Committee is responsible for adopting, administering and maintaining programs and plans involving stock incentives and executive bonuses and other similar compensation programs and any other compensation matters requested by the GTEC Board. In addition, the Compensation Committee is responsible for reviewing and approving the compensation of the Chief Executive Officer and the other executive officers. The Compensation Committee determines the amount of each element of our compensation program by taking into consideration the competitive landscape, executive’s experience, results of operations, short and long term corporate goals and economic conditions.
In order to set compensation levels competitively, management obtains market analysis information and executive compensation survey data obtained from nationally recognized survey providers, including Watson Wyatt Worldwide and Washington Technical Personnel Forum—Market Pay Survey. Management and the Compensation Committee utilize the information obtained through this analysis, together with all other relevant materials, to make informed recommendations and decisions concerning both the composition of and the level of our executive compensation, and to assist in designing executive compensation plans and programs that are aligned with our corporate compensation philosophy. Executives are intended to be provided total compensation packages in the 50-75th percentile of the median of the compiled survey data.
At the request of our Chairperson, our Chief Executive Officer is invited to the Compensation Committee meetings as a guest of the committee to make recommendations to the Compensation Committee with respect to base salary increases, the setting of performance targets and the amounts of any short-term and long-term incentive compensation, and equity awards for our executive officers (other than himself). He provides the committee with feedback regarding the performance of our executive officers, including their contributions toward achieving our corporate performance goals. Our Chief Executive Officer and Senior Vice President, Human Resources and Corporate Secretary have worked with the Compensation Committee to establish the agenda and prepare the materials for Compensation Committee meetings. Our Chief Executive Officer is not present for portions of Compensation Committee meetings that involve deliberations with respect to his own compensation. Our other officers may attend these meetings at the invitation of the Compensation Committee. The Compensation Committee believes input from management and outside advisors, as noted below, is valuable; however, the Compensation Committee makes all final compensation decisions based on independent analysis and assessment.
Elements of Executive Compensation
Our executive compensation program consists of the following components:
•	base salary, which is designed to allow us to attract and retain the most qualified candidates,
•	short-term non-equity incentive compensation (consisting of cash performance bonuses), which is designed to provide performance-based incentives to our executives for the achievement of important financial objectives, and
•	long-term equity incentive compensation (consisting of stock options and restricted stock awards), which are granted to incentivize executive performance that increases stockholder value.
A detailed description of these components is provided below.

As a result, a majority of each executive officer’s total annual compensation opportunity is “at-risk” and tied to our annual and long-term financial performance, as well as to the enhancement of stockholder value. We have measured the total direct compensation opportunities for executives with the goal of linking such opportunities to performance. Our executive compensation programs are intended to reward achievement of target financial performance with total direct compensation in the range of the 50th-75th percentile of the median of local and nationally recognized survey data. Most of our executives are provided compensation at the 50% median level. In the past, while not reducing salaries, we have reduced annual increases and bonuses for executive salaries in excess of the 50% median. Base salary is generally kept consistent with the market and reflects the complexity and scope of responsibilities for the executive. Executive officers also receive competitive benefits.
Base Salary
We provide a fixed base salary to our executives to compensate them for services provided to us during the year. We utilize base salary as the primary means of providing compensation for performing the essential elements of an executive’s job. We believe our base salaries are set at levels that allow us to attract and retain executives in competitive markets. Base salaries are reviewed annually with this objective in mind. Effective April 1, 2010, the Compensation Committee approved the following increases in base salary of our named executive officers over 2009 base salaries, except with respect to Dr. Hillen, whose increase in base salary was effective January 1, 2010:

	% Increase
	in Base	2010
Name	Salary	Base Salary
John Hillen	5%	$400,000
President and Chief Executive Officer
Joseph M. Cormier(1)	0%	$275,000
Executive Vice President and Chief Financial Officer
James P. Allen(2)	0%	$300,000
former Chief Financial Officer
Ronald C. Jones	0%	$300,000
Executive Vice President, Corporate Strategy and Development
Alexander Drew	6%	$238,826
President, Intelligence Solutions
Timothy Jones(3)	22%	$220,000
Senior Vice President and General Manager, Defense Engineering

(1)	Mr. Cormier was hired as Senior Vice President, Finance on January 25, 2010 with a salary of $275,000 per annum. Effective upon his promotion to Executive Vice President and Chief Financial Officer on October 1, 2010, Mr. Cormier’s base salary was increased 18% to $310,000 per annum.

(2)	Mr. Allen resigned as Chief Financial Officer effective October 1, 2010. Following that date, Mr. Allen was compensated at an hourly rate of $200 per hour.

(3)	Mr. T. Jones was promoted to Senior Vice President and General Manager, Defense Engineering on April 1, 2010.
In general, base salaries for our named executive officers are initially established through arm’s-length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience and prior salary. Base salaries of our named executive officers are approved and reviewed annually by our Chief Executive Officer, and in the case of our Chief Executive Officer’s base salary, by our Compensation Committee. Annual merit adjustments to base salaries are made to align base salary with an executive officer’s responsibilities, individual contribution, prior experience and sustained performance. Performance evaluations are conducted annually to determine merit increases for all employees including executives. The performance evaluation includes the following 16 performance factors:

• Attendance/Punctuality	• Ability to Direct Activities of Others
• Knowledge	• Acceptance of Supervision/Criticism
• Problem Solving and Creativity	• Productivity/Efficiency
• Judgment/Decision Making	• Quality of Output
• Planning and Organization	• Effectiveness of Customer Relations
• Flexibility and Adaptability	• Company Identification
• Ability to Work Independently	• Written Expression
• Ability to Work With Others	• Oral Expression
The performance factors are graded from 1 to 5, with 5 being the highest or exceptional performance. The grading results determine an executive officer’s eligibility for a merit increase. To be eligible for a merit increase, the executive officer must receive an acceptable rating, and the compensation survey data that we use must support that an increase in base salary is warranted. We consider the year-to-year merit increases that we have implemented to be in line with industry standards.

Other factors that we may take into account in deciding upon base salary increases include the executive officer’s current salary, equity ownership, if any, and pay equity relative to an executive officer’s peers within our company, which we analyze by comparing the pay of each executive officer to other members of the management team. In making decisions regarding salary increases, we may also draw upon the experience of members of our board of directors with other companies. We have historically reviewed anonymous private company compensation surveys when setting and adjusting base salaries. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility.
For 2010, the average increase in base salaries of our employees was 5%, which is consistent with the base salary increases for Dr. Hillen and Messrs. Drew and Herdman. Mr. Allen did not receive a salary increase due to his planned transition into a part-time advisory position in the second half of 2010. Mr. R. Jones did not elect to receive a salary increase. Mr. T. Jones’ 22% salary increase resulted from his promotion to Senior Vice President and General Manager, Defense Engineering and a decision to align his base salary closer to peer group levels. Effective upon Mr. Cormier’s promotion to Executive Vice President and Chief Financial Officer, his base salary was increased 18% to $310,000 per annum to align his base salary closer to peer group levels for chief financial officers.
Short-Term Non-Equity Incentive Compensation
We provide annual cash incentive awards to our executives through our Management Performance Incentive Plan. Pursuant to the Management Performance Incentive Plan, our executives are eligible to receive cash incentive awards upon the achievement of certain key Company-level performance measures and business unit goals for certain business units. Such Company-level performance measures, business unit goals and the eligibility under the Management Performance Incentive Plan are established by the Compensation Committee at the beginning of each fiscal year. The Compensation Committee establishes threshold, target and stretch level goals for each Company-level performance measure and business unit goal. Each performance measure is considered independently from the other measures. In addition, the Compensation Committee, within its discretion, can make modifications to the Management Performance Incentive Plan, or may elect not to make any awards under the Management Performance Incentive Plan, dependent upon Company and individual performance. We believe that having a significant portion of compensation linked to key Company performance measures and business unit goals directly aligns individual executive performance with our business objectives. The Chief Executive Officer can make recommendations to the Compensation Committee for discretionary bonuses for certain individuals who exhibit exemplary performance.
Short-term non-equity incentive compensation payments for 2010 performance were determined on February 1, 2011. Since our audited financial information for 2010 was not approved by our Audit Committee until March 11, 2011, the Compensation Committee determined achievement of the threshold, target and stretch goals and distributed short-term non-equity incentive compensation payments based on unaudited calculations of the performance measures. There were no material changes between the unaudited financial information used to determine satisfaction of performance measures and our actual audited financial information for 2010. If, however, there were a material change between the audited and unaudited financial information that affected the payment to an executive officer, corresponding adjustments would have been made to such executive officer’s short-term non-equity incentive compensation payment.
2010 Potential Payments under Management Performance Incentive Plan
The table below illustrates the potential cash incentive award payable, which we refer to as the management performance incentive potential, at each performance level (i.e., threshold, target or stretch) as a percentage of 2010 base salary for each named executive officer:
Management Performance Incentive Potential (as a percentage of 2010 base salary)

	Management	Management		Management
	Performance	Performance		Performance
	Incentive	Incentive		Incentive
	Potential at	Potential at		Maximum at
Name	Threshold	Target(1)		Stretch(2)
John Hillen	0%	80%		120%
James P. Allen	0%	50%		75%
Joseph M. Cormier	0%	65	%(3)	97.5	%(3)
Ronald C. Jones	0%	50%		75%
Alexander Drew	0%	50%		75%
Timothy Jones	0%	50%		75%

(1)	When a performance measure was achieved above the threshold level, but below the target level, the executive earned management performance incentive compensation on a linear basis between the management performance incentive potential at threshold and at target for such performance measure.

(2)	When a performance measure was achieved above the target level, the executive earned management performance incentive compensation on a linear basis between the management performance incentive potential at target and at stretch for such performance measure.

(3)	Represents Mr. Cormier’s management incentive potential following his promotion to Executive Vice President and Chief Financial Officer on October 1, 2010. Prior to such time, Mr. Cormier’s management performance incentive potential at target and his management performance incentive maximum at stretch were 50% and 75%, respectively.
2010 Performance Measures Under Management Performance Incentive Plan
Hillen and Allen:
For 2010, the Compensation Committee established the following performance measures for Dr. Hillen and Mr. Allen:

Performance Measure	Allocation(1)	Threshold		Target		Stretch
Revenue	20%	234.0	(2)	255.0	(3)	>Target
Diluted Earnings Per Share (“EPS”)	50%	0.90	(4)	1.07	(5)	>Target
Funded Backlog	15%	113.3	(6)	123.6	(7)	>Target
Other—Management by Objectives	15%	n/a			(8)	n/a

US$ in millions, except per share data.

(1)	Amounts above threshold are calculated on a linear basis. For this reason, the percentage allocation for the Revenue, EPS and Funded Backlog performance measures is subject to change based on the Company’s achievement in each category.

(2)	The threshold goal for the Revenue performance measure represents a 10% increase in revenue from 2009.

(3)	The target goal for the Revenue performance measure represents a 20% increase in revenue from 2009.

(4)	The threshold goal for EPS is based on EBITDA representing 8% of the threshold goal for revenue.

(5)	The target goal for EPS was based on the top end of the EPS guidance range initially provided to investors for 2010 in February 2010.

(6)	The threshold goal for the Funded Backlog performance measure represents a 10% increase over the Funded Backlog at December 31, 2009.

(7)	The target goal for the Funded Backlog performance measure represents a 20% increase over Funded Backlog at December 31, 2009.

(8)	The Management by Objectives performance measure was focused on the successful closing of accretive acquisitions during the year.

Cormier
Mr. Cormier was hired as our Senior Vice President, Finance on January 25, 2010. Effective October 1, 2010, he was promoted to Executive Vice President and Chief Financial Officer. For 2010, the Compensation Committee established the following performance measures for Mr. Cormier.

Performance Measure	Allocation(1)	Threshold		Target		Stretch
Revenue	15%	234.0	(2)	255.0	(3)	>Target
EPS	50%	0.90	(4)	1.07	(5)	>Target
Funded Backlog	15%	113.3	(6)	123.6	(7)	>Target
Other—Management by Objectives	20%	n/a			(8)	n/a

US$ in millions, except per share data.

(1)	Amounts above threshold are calculated on a linear basis. For this reason, the percentage allocation for the Revenue, EPS and Funded Backlog performance measures is subject to change based on the Company’s achievement in each category.

(2)	The threshold goal for the Revenue performance measure represents a 10% increase in revenue from 2009.

(3)	The target goal for the Revenue performance measure represents a 20% increase in revenue from 2009.

(4)	The threshold goal for EPS is based on EBITDA representing 8% of the threshold goal for revenue.

(5)	The target goal for EPS was based on the top end of the range EPS guidance initially provided to investors for 2010 in February 2010.

(6)	The threshold goal for the Funded Backlog performance measure represents a 10% increase over the Funded Backlog at December 31, 2009.

(7)	The target goal for the Funded Backlog performance measure represents a 20% increase over Funded Backlog at December 31, 2009.

(8)	The Management by Objectives performance measure was focused on the successful closing of accretive acquisitions during the year.
Ronald C. Jones
For 2010, the Compensation Committee established the following performance measures for Mr. R. Jones:

Performance Measure	Allocation(1)	Threshold		Target		Stretch
Revenue	10%	234	(2)	255	(3)	>Target
EPS	40%	.90	(4)	1.07	(5)	>Target
Funded Backlog	10%	113.3	(6)	123.6	(7)	>Target
Other—Management by Objectives	40%	n/a			(8)	n/a

US$ in millions, except per share data

(1)	Amounts above threshold are calculated on a linear basis. For this reason, the percentage allocation for the Revenue, EPS and Funded Backlog performance measures is subject to change based on the Company’s achievement in each category.

(2)	The threshold goal for the Revenue performance measure represents a 10% increase in revenue from 2009.

(3)	The target goal for the Revenue performance measure represents a 20% increase in revenue from 2009.

(4)	The threshold goal for EPS is based on EBITDA representing 8% of the threshold goal for revenue.

(5)	The target goal for EPS was based on the top end of the EPS guidance range initially provided to investors for 2010 in February 2010.

(6)	The threshold goal for the Funded Backlog performance measure represents a 10% increase over the Funded Backlog at December 31, 2009.

(7)	The target goal for the Funded Backlog performance measure represents a 20% increase over Funded Backlog at December 31, 2009.

(8)	The Management by Objectives performance measure was focused on the successful closing of accretive acquisitions during the year.

Timothy Jones
Since April 1, 2010, Mr. T. Jones was the Senior Vice President and General Manager of Defense Engineering (DE). For 2010, the Compensation Committee established the following performance measures for Mr. T. Jones:

Performance Measure	Allocation(1)	Threshold		Target		Stretch
DE Revenue	25%	128.0	(2)	138.0	(3)	> Target
DE EBIT	25%	13.7	(4)	14.6	(5)	>Target
DE Funded Backlog	20%	72.1	(6)	78.8	(7)	>Target
EPS	30%	0.90	(8)	1.07	(9)	>Target

US$ in millions, except per share data

(1)	Amounts above threshold are calculated on a linear basis. For this reason, the percentage allocation for the DE Revenue, DE EBIT and DE Funded Backlog performance measures is subject to change based on the Company’s achievement in each category.

(2)	The threshold goal for the DE Revenue performance measure was an approximately 5% increase from 2009 DE revenue.

(3)	The target goal for the DE Revenue performance measure was an approximately 16% increase from 2009 DE revenue.

(4)	The threshold goal for the DE EBIT performance measure was achieving 10% profit on the threshold DE revenue.

(5)	The target goal for the DE EBIT performance measure was achieving 10% profit on the target DE revenue.

(6)	The threshold goal for the DE Funded Backlog performance measure represents a 10% increase from the DE Funded Backlog at December 31, 2009.

(7)	The target goal for the DE Funded Backlog performance measure represents a 20% increase from the DE Funded Backlog at December 31, 2009.

(8)	The threshold goal for EPS is based on EBITDA representing 8% of the threshold goal for revenue.

(9)	The target goal for EPS was based on the top end of the EPS guidance range initially provided to investors for 2010 in February 2010.
Drew:
In 2010, Mr. Drew was the President of Intelligence Solutions (IS). For 2010, the Compensation Committee established the following performance measures for Mr. Drew:

Performance Measure	Allocation(1)	Threshold		Target		Stretch
IS Revenue	25%	75.0	(2)	85.0	(3)	> Target
IS EBIT	25%	8.0	(4)	9.0	(5)	>Target
IS Funded Backlog	20%	23.7	(6)	25.8	(7)	>Target
EPS	30%	0.90	(8)	1.07	(9)	>Target

US$ in millions, except per share data

(1)	Amounts above threshold are calculated on a linear basis. For this reason, the percentage allocation for the IS Revenue, IS EBIT and IS Funded Backlog performance measures is subject to change based on the Company’s achievement in each category.

(2)	The threshold goal for the IS Revenue performance measure represents a 24% increase over 2009 IS revenue.

(3)	The target goal for the IS Revenue performance measure was an approximately 41% increase over 2009 IS revenue.

(4)	The threshold goal for the IS EBIT performance measure represents 11% of the threshold IS revenue.

(5)	The target goal for the IS EBIT performance measure was achieving IS EBIT equal to 11% of the target IS revenue.

(6)	The threshold goal for the IS Funded Backlog performance measure represents a 10% increase from the IS funded backlog at December 31, 2009.

(7)	The target goal for the IS Funded Backlog performance measure represents a 20% increase from the IS funded backlog at December 31, 2009.

(8)	The threshold goal for EPS is based on EBITDA representing 8% of the threshold goal for revenue.

(9)	The target goal for EPS was based on the top end of the EPS guidance range initially provided to investors for 2010 in February 2010.
2010 Achievements under Management Incentive Performance Plan Performance Measures
On February 1, 2011 the Compensation Committee met to review the satisfaction of the performance measures for fiscal year 2010 under the Management Performance Incentive Plan. The following table reflects the 2010 achievement for each performance measure:

Performance Measure	Achievement
Revenue	232.7
EPS	0.96
Funded Backlog	162
DE Revenue	127
DE EBIT	14.2
DE Funded Backlog	102
IS Revenue	72
IS EBIT	7.2
IS Funded Backlog	300.4

US$ in millions, except per share data
Based on the achievements outlined above, the Compensation Committee approved the following management performance incentive payments based on 2010 results:

Percentage of
Executive	Base Salary(1)
John Hillen	45%
James P. Allen	21%
Joseph M. Cormier	33%
Ronald C. Jones	35%
Alexander Drew	5%
Timothy Jones	41%

(1)	Represents base salary as of December 31, 2010, except for Mr. Allen, who converted to part-time status on October 1, 2010. As a result, for Mr. Allen, represents his base salary as of February 1, 2010 when the Management Performance Incentive Plan was adopted.
Long-Term Incentive Compensation
In connection with our initial public offering in November 2009, we adopted the 2009 Performance Incentive Plan, which we refer to as the Plan. Concurrent with the closing of the initial public offering, we assumed all obligations relating to outstanding awards made under the prior SFA Inc. 2007 Stock Option Plan, which we refer to as the SFA Plan. As of March 1, 2011, there were 37,815 shares reserved and available for issuance pursuant to the Plan.

The Plan is designed to reward executives and other employees for long-term growth consistent with Company performance and stockholder return through the award of stock options and restricted stock. The Compensation Committee reviews and approves all award grants to the executive officers. Our Compensation Committee makes annual grants of equity awards, if any, to our executives in connection with its annual review of our executives’ compensation and performance. Throughout the year, our Compensation Committee evaluated grants for new hires, promotions or other changes that may warrant additional grants.
The Compensation Committee did not apply a rigid formula in allocating stock options to executives as a group or to any particular executive. Instead, the Compensation Committee exercised its judgment and discretion and considered, among other things, the role and responsibility of the executive, competitive factors, the amount of stock-based equity compensation already held by the executive, the non-equity compensation received by the executive and the total number of options to be granted to all participants during the year. Outstanding restricted stock awards made under the Plan vest ratably over a three year period from the date of grant for all employees. Outstanding stock options made under the SFA Plan and the newly granted stock options vest ratably over a four year period from the date of grant for all employees, except for options granted to James Allen, our former Executive Vice President and Chief Financial Officer, in May 2009, which have a three year vesting period. The exercise price of any option is equal to the fair market value of the Shares on the date of grant, which, prior to our initial public offering, was determined by the GTEC Board.
The ultimate value of the long-term incentive compensation awards will be dependent upon the actual performance of our stock over time. The exercise price of each option granted is the closing price of our common stock on The NASDAQ Global Market on the date of grant.
In January 2010, the Compensation Committee approved the grant of 50,000 stock options to Joseph M. Cormier upon his hiring as Senior Vice President, Finance on January 25, 2010. The Compensation Committee approved annual grants of stock options and restricted stock in February 2010. In August 2010, the Compensation Committee approved the grant of an additional 50,000 stock options to Mr. Cormier upon his promotion to Executive Vice President and Chief Financial Officer on October 1, 2010.
Indirect Compensation: Benefits and Perquisites
Executive officers participate in the employee benefit plans and programs that are generally available to all of our employees, including health and welfare benefits and 401(k) matching, employer discretionary contributions to the 401(k) and other standard benefits. Pursuant to Mr. R. Jones’s employment agreement, the Company offers reimbursement of automobile expenses. Mr. R. Jones is reimbursed for actual expenses relating to the use of his personal automobile in performing his duties to the Company, which expenses may include lease payments, fuel and maintenance not to exceed $16,000 per year. In 2010, Mr. Jones received $11,915.
We do not consider perquisites to be a principal component of our executive officers’ compensation. We believe that our executive officer benefits and perquisite programs are reasonable and competitive with benefits and perquisites provided to executive officers of similarly situated companies, and are necessary to sustain a fully competitive executive compensation program.
Other Bonus Compensation
On February 1, 2011 the Compensation Committee met to review the satisfaction of the performance measures for fiscal year 2010 under the Management Performance Incentive Plan. At the meeting, the Company’s Chief Executive Officer noted that the Company incurred a number of unanticipated expenses that were outside of the control of management. These expenses represented a $0.14 reduction in EPS for 2010. After discussion, the Compensation Committee agreed that a portion of the unanticipated expenses, representing $0.09 per share, should be added back to the Company’s 2010 EPS of $0.96 for purposes of the Management Performance Incentive Plan. Additional amounts awarded to the named executive officers as a result of this adjustment (above the amount they would have otherwise received) are treated as discretionary bonuses. These additional amounts were $84,706 for Dr. Hillen, $29,780 for Mr. Allen, $40,371 for Mr. Cormier, $31,765 for Mr. R. Jones, $18,965 for Mr. Drew and $17,470 for Mr. T. Jones.
Mr. Cormier also received a signing bonus in the amount of $60,000 upon joining the Company on January 25, 2010. In addition, in February 2011, the Compensation Committee granted a discretionary bonus to Mr. Cormier in the amount of $28,152, noting his efforts with respect to the closing of two accretive acquisitions prior to year end 2010. The Compensation Committee also granted Mr. Drew a discretionary bonus in the amount of $28,391, noting that although Mr. Drew did not achieve his Intelligence Solutions divisional goals, he did achieve 20% revenue growth over 2009.
Executive Equity Ownership
Pursuant to our corporate governance guidelines, we encourage our executives to hold an equity position in our Company. However, we do not have specific share retention and ownership guidelines for our executives.

In addition see “—Executive Employment Contracts and Potential Payments upon Termination or Change in Control” and “—Severance and Change in Control Payments” below for a description of the severance and change in control arrangements we have with our named executive officers. The Compensation Committee believes that these arrangements are necessary to attract and retain our named executive officers. The terms of each arrangement were determined through negotiations with the applicable named executive officer in connection with his hiring and were not based on any set formula.
Government Limitations on Compensation
As a government contractor, we are subject to the Federal Acquisition Regulations, or FAR, which govern the reimbursement of costs by our government customers. FAR 31.205-6(p) limits the allowability of senior executive compensation to a benchmark compensation cap established each year by the Administrator of the Office of Federal Procurement Policy, or OFPP, under Section 39 of the OFPP Act (41 U.S.C. 435). The benchmark cap applies to the five most highly compensated employees in management positions in each home office and each of our business segments. When comparing senior executive compensation to the benchmark cap, all wages, salary, bonuses and deferred compensation, if any, for the year, as recorded in our books and records, must be included. The benchmark compensation cap for contract costs incurred after January 1, 2010, as published in the Federal Register, is $693,951. Any amounts over the cap are considered unallowable and are therefore not recoverable under our government contracts.
Deductibility of Executive Compensation
Section 162(m) of the Code generally limits the deductibility of certain compensation in excess of $1,000,000 paid in any one year to the principal executive officer and the other three highest paid executive officers (other than the principal financial officer). Qualified performance-based compensation will not be subject to this deduction limit if certain requirements are met. As a result of the adjustments made to the awards granted under the Management Performance Incentive Plan as described in “Other Bonus Compensation” above, the entire amount of such awards for the fiscal year 2010 performance period do not qualify as performance-based compensation and are subject to the deduction limit under Section 162(m). Stock options are inherently performance-based and qualify for the deduction under Section 162(m). Pursuant to applicable regulations, Section 162(m) will not apply to compensation paid or stock options, stock appreciation rights or restricted stock granted under the compensation agreements and plans described in this prospectus during the reliance transition period ending on the earlier of the date the agreements or plan is materially modified or the first meeting at which directors are elected during 2013. While we will continue to monitor our compensation programs in light of Section 162(m), the Compensation Committee considers it important to retain the flexibility to design compensation programs that are in the best long-term interests of our company and our stockholders. As a result, we have not adopted a policy requiring that all compensation be deductible and the Compensation Committee may conclude that paying compensation at levels that are not deductible under Section 162(m) is nevertheless in the best interests of the Company and our stockholders.
Summary Executive Compensation
Below is a summary compensation table for 2010 including our Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer and the three most highly compensated executive officers who were serving as executive officers at the end of 2010.

									Non-Equity
						Option	Stock		Incentive Plan	All Other
		Salary		Bonus		Awards	Awards		Compensation	Compensation		Total
Name and Principal Position	Year	($)		($)		($)(1)	($)(1)		($)(2)	($)		($)
John Hillen, President and Chief Executive Officer	2010	399,171		84,706	(3)	290,790	327,400		181,496	60	(4)	$1,283,623
	2009	379,995		75,000		—	—		221,124	60	(4)	676,180
	2008	126,665		—		566,731	—		275,281	—		968,677
Joseph M. Cormier, Executive Vice President and Chief Financial Officer	2010	253,204	(5)	128,523	(6)	456,517	—		94,128	44	(7)	$932,416
James P. Allen, former Chief Financial Officer	2010	271,899		29,780	(8)	—	—		63,807	330	(9)	$365,816
	2009	171,153		40,000		307,424	620,460		109,108	203,507	(10)	1,352,814
Ronald C. Jones, Executive Vice President, Corporate Strategy and Development	2010	299,998		31,765	(11)	—	—		105,247	787	(12)	$437,797
	2009	16,538	(13)	149,108	(14)	—	3,686,187	(15)	—	—		3,851,833
Alexander Drew, President, Intelligence Solutions	2010	234,573	(16)	47,356		92,359	—		12,644	23,911	(17)	$410,842
	2009	223,026		30,000		—	—		91,349	84,496		428,871
Timothy Jones, Senior Vice President and General Manager, Defense Engineering	2010	208,335	(18)	17,470		92,359	—		89,600	123	(19)	$407,889
	2009	175,663		35,000		183,739	—		66,528	90		461,020

(1)	Amounts in these columns reflect the aggregate grant date fair value of the awards calculated in accordance with generally accepted accounting principles. For assumptions used in determining the fair value of stock awards, see Note 11 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Executive officers are eligible for non-equity incentive compensation in the form of cash awards that are based upon achievement of Company and/or business unit performance goals in accordance with our Management Performance Incentive Plan. Cash bonuses under the Management Performance Incentive Plan are accrued in the year earned and paid in the following year. The amounts identified in this column were paid in February 2011 for 2010 performance. For a detailed description of our short-term non-equity incentive compensation, see “Compensation Discussion and Analysis—Short Term Non-Equity Incentive Compensation.”

(3)	Dr. Hillen received a discretionary bonus of $84,706 due to the EPS addback described under “Other Bonus Compensation” above.

(4)	The other compensation that Dr. Hillen received in 2010 and 2009 consisted of a gross up payment in the amount of $60 for excess life insurance above $50,000.

(5)	From January 25, 2010 until his promotion to Executive Vice President and Chief Financial Officer on October 1, 2010, Mr. Cormier’s salary was $275,000 per annum. From October 1, 2010 to December 31, 2010, Mr. Cormier’s salary was $310,000 per annum.

(6)	Mr. Cormier received a discretionary bonus of $40,371 due to the EPS addback described under “Other Bonus Compensation,” a discretionary bonus in the amount of $28,152 for his efforts in closing two accretive acquisitions prior to year end 2010 and a signing bonus of $60,000 upon joining the Company on January 25, 2010.

(7)	The other compensation that Mr. Cormier received in 2010 consisted of a gross up payment in the amount of $44 for excess life insurance above $50,000.

(8)	Mr. Allen received a discretionary bonus of $29,779 due to the EPS addback described under “Other Bonus Compensation.”

(9)	The other compensation that Mr. Allen received in 2010 consisted of a gross up payment in the amount of $330 for excess life insurance above $50,000.

(10)	The other compensation that Mr. Allen received in 2009 included $98,838 for consulting fees that he earned prior to becoming an employee of the Company in May 2009. Also included is a make-whole payment because of the failure to re-price Mr. Allen’s stock bonus award in connection with a dividend and debt repayment that occurred in connection with restructuring transactions that occurred prior to our initial public offering. As a result, of the dividend and debt repayment, the value of Mr. Allen’s stock grant was reduced by $104,438. In February 2010, the Compensation Committee approved the make-whole payment in cash versus providing additional shares. In addition, Mr. Allen received a gross up payment in the amount of $231 for excess life insurance above $50,000.

(11)	Mr. R. Jones received a discretionary bonus of $31,765 due to the EPS addback described under “Other Bonus Compensation.”

(12)	The other compensation that Mr. R. Jones received in 2010 included $649 for unused accrued paid time off and a gross up payment in the amount of $138 for excess life insurance above $50,000.

(13)	Mr. R. Jones did not become an employee of the Company until our initial public offering in November 2009. As a result, Mr. R. Jones’ salary reflects compensation he received from November 25, 2009 through December 31, 2009. Mr. R. Jones’ 2009 salary was $300,000 per annum.

(14)	In 2009, Mr. R. Jones received a discretionary bonus in the amount of $40,000 for his efforts related to our initial public offering and a bonus of $109,108 approved by the Compensation Committee in lieu of a bonus under his prior employment agreement.

(15)	In 2006, Mr. R. Jones was granted a 12% membership interest in Contego Systems LLC, our former parent. In 2009, immediately prior to our initial public offering Mr. R. Jones’ restricted membership interest was redeemed by Contego Systems LLC in exchange for unrestricted Shares of the Company owned by Contego Systems LLC of equal value. The redemption and completion of the initial public offering triggered recognition of the compensation expense reflected in the table above.

(16)	Mr. Drew received a discretionary bonus of $18,965 due to the EPS addback described under “Other Bonus Compensation” and a discretionary bonus in the amount of $28,391 for his efforts in growing Intelligence Solutions revenue by 20%.

(17)	The other compensation that Mr. Drew received in 2010 consisted of a payment for unused accrued paid time off in the amount of $23,773 and a gross up payment in the amount of $138 for excess life insurance above $50,000.

(18)	Mr. T. Jones received a discretionary bonus of $17,470 due to the EPS addback described under “Other Bonus Compensation” above.

(19)	The other compensation that Mr. T. Jones received in 2010 consisted of a gross up payment in the amount of $33.23 for a $25 gas card and $90 for excess life insurance above $50,000.
Grants of Plan-Based Awards
The following table sets forth information concerning grants of plan-based awards to the named executive officers during 2010:

						All Other
						Option
					All Other	Awards:
					Stock Awards:	Number of	Exercise Price	Grant Date
		Payouts Under Non-Equity Incentive			Number of	Securities	of Option	Fair Value
	Grant (1)	Plan Awards(2)			Shares of Stock	Underlying	Awards (per	of Option
Name	Date	Threshold	Target	Stretch	or Units	Options	share)	Awards(3)
John Hillen	1/4/2010	$0	$320,000	$480,000	20,000	50,000	$16.37	$290,790
Joseph M. Cormier	1/25/2010	$0	$152,515	$228,773	—	50,000	$15.06	$264,017
	10/1/2010					50,000	$13.59	$192,500
James P. Allen	—	$0	$150,000	$225,000	—	—	—	—
Ronald C. Jones	—	$0	$150,000	$225,000	—	—	—	—
Alexander Drew	2/26/2010	$0	$119,412	$179,119	—	20,000	$13.48	$92,359
Timothy Jones	2/26/2010	$0	$110,000	$165,000	—	20,000	$13.48	$92,359

(1)	Does not reflect the grant date for Payouts Under Non-Equity Incentive Plan Awards

(2)	Represents the amounts that could have been paid at threshold, target and stretch performance levels for 2010 under our Management Performance Incentive Plan. The “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table sets forth the actual amounts paid under our Management Performance Incentive Plan for 2010. For a detailed description of our short-term non-equity incentive compensation, see “Compensation Discussion and Analysis—Short Term Non-Equity Incentive Compensation.”

(3)	Represents the aggregate grant date fair value recognized for financial reporting purposes with respect to all awards made in 2010.

Outstanding Equity Awards at Year-End
The following table sets forth information concerning stock option and restricted stock awards to the named executive officers as of the end of fiscal year 2010.

	Option Awards				Stock Awards
							Equity Incentive
							Plan
	Number of	Number of			Number of		Awards: Number
	Securities	Securities			Shares or		of
	Underlying	Underlying			Units of	Market Value of	Unearned Shares,
	Unexercised	Unexercised	Option	Option	Stock That	Shares or Units of	Units or Other
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Stock That Have	Rights That Have
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Not Vested ($)	Not Vested (#)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
John Hillen	33,750	101,250	$8.54	8/18/2018	20,000	$337,200	—
	0	50,000	$16.37	1/4/2020	—	—	—
Joseph M. Cormier	0	50,000	$15.06	1/25/2020	—	—	—
	0	50,000	$13.59	10/1/2020	—	—	—
James P. Allen	4,099	12,296	$14.38	4/30/2019	—	—	—
Ronald C. Jones	—	—	—	—	—	—	—
Alexander Drew	25,002	8,334	$6.52	2/7/2017	—	—	—
	0	20,000	$13.48	2/26/2020	—	—	—
Timothy Jones	8,197	24,592	$14.38	4/30/2019	—	—	—
	0	20,000	$13.48	2/26/2020	—	—	—

(1)	Options granted to executive officers other than Mr. Allen vest in four equal, annual installments beginning on the anniversary of the grant unless vesting is accelerated based upon a designated change in control event. Mr. Allen’s options vest in three equal annual installments beginning on the anniversary of the grant.
Option Exercises and Stock Vested
The named executive officers did not exercise any stock options and no shares of restricted stock vested in 2010.
Pension Benefits and Non-Qualified Deferred Compensation
We do not have, and the named executive officers do not participate in, any pension or non-qualified deferred compensation plans, other than the Company’s Executive Nonqualified Excess Plan, which was adopted in 2010 and has not yet been utilized. We do, however, maintain the GNA 401(k) Plan, as defined below, and our named executive officers are eligible to participate on the same terms as other eligible employees.
Executive Employment Contracts and Potential Payments upon Termination or Change in Control
Employment Agreements
The Compensation Committee considers executive employment agreements as important tools to align executive and stockholder interests and to attract and retain senior executive talent. The executive employment agreements for Dr. Hillen and Messrs. Allen, Cormier and Jones include “change in control” and “termination” provisions that are designed to become effective only in the event of a change in control or other termination event. Under change in control circumstances it can be extremely important to secure the dedicated attention of our principal executive and financial officers whose personal positions are at risk and who may have other opportunities readily available to them.
By establishing compensation payable under various merger and acquisition scenarios, change in control provisions enable the executive to set aside personal financial and career objectives and focus on maximizing stockholder value. Moreover, these provisions help to minimize distractions such as the executive’s concern about what may happen to his or her position, and assist in maintaining the executive’s objective focus in analyzing opportunities that may arise for the benefit of the stockholders. Furthermore, change in control provisions are intended to ensure the continuity of a leadership team at a time when business continuity is of paramount concern. Without change in control provisions enabling executives to focus on important Company objectives within important time constraints, the Company may have a greater risk of losing key executives in times of uncertainty. The Compensation Committee approved the payment and benefit levels in the executive employment agreements described below and determined such provisions to be generally consistent with those entered into by comparable companies, to be market competitive and to reflect the consolidating nature of the government services industry. The material terms of the current executive employment agreements are described in more detail below.

Employment Agreements for Dr. Hillen and Messrs. Allen, Cormier and R. Jones
On August 18, 2008, we entered into an executive employment agreement with Dr. Hillen, our President and Chief Executive Officer, as amended and restated as of March 26, 2010. On May 18, 2009, we entered into an executive employment agreement with Mr. Allen, our former Executive Vice President and Chief Financial Officer, as amended and restated as of March 26, 2010. On October 1, 2010, we entered into an executive employment agreement with Mr. Cormier, our current Executive Vice President and Chief Financial Officer. On November 25, 2009, we entered into an executive employment agreement with Mr. R. Jones, our Executive Vice President, Corporate Strategy and Development, as amended and restated as of March 26, 2010. Each agreement provides for a one-year term and is automatically extended for additional one-year terms unless we provide written notice no later than six months prior to the end of the current term that we do not wish to extend the term of the agreement. Each executive, other than Dr. Hillen and Mr. Cormier, may, at his discretion with or without “good reason,” terminate his employment with us by giving us at least 30 days written notice of his decision to terminate his employment. Dr. Hillen and Mr. Cormier must give us at least 90 days (or 30 days if he is terminating his employment in order to accept a position with the U.S. Government) written notice of his decision to terminate.
Under each agreement, we may terminate the executive’s employment prior to expiration of the term for any of the following reasons: (i) as a result of his death or disability, (ii) for cause or (iii) without cause.
These agreements contain severance provisions that provide for payment of the following amounts to the executive upon the occurrence of termination by the Company without “cause” or termination by the executive for “good reason”:
•	accrued and unpaid salary through the date of termination;
•	for Dr. Hillen, cash payments equal to 100% of his annual salary in effect immediately prior to termination, as well as 100% of his target incentive bonus, for termination by the Company without “cause” or by Dr. Hillen for “good reason,” but if the termination occurs within six months after the date of a change in control, Dr. Hillen will receive 200% of his annual salary and 200% of his target incentive bonus.
•	for Mr. Cormier, cash payments equal to 100% of his annual salary in effect immediately prior to termination, as well as 100% of his target incentive bonus, for termination by the Company without “cause” or by Mr. Cormier for “good reason,” but if the termination occurs within six months after the date of a change in control, Mr. Cormier or will receive 150% of his annual salary and 100% of his target incentive bonus.
•	for Mr. Allen and Mr. R. Jones, cash payments equal to 50% of his annual salary in effect immediately prior to termination, as well as 50% of his target incentive bonus, for termination by the Company without “cause” or by Mr. Allen or Mr. R. Jones for “good reason,” but if the termination occurs within six months after the date of a change in control, Mr. Allen or Mr. R. Jones or will receive 100% of his annual salary and 100% of his target incentive bonus.
•	for Dr. Hillen and Messrs. Allen, Cormier and R. Jones, in the event of a termination within six months after the date of a change in control, full vesting of the executive’s stock and stock option awards that have not yet become vested.
The cash severance shall be payable as and when the executive’s base salary or bonus would otherwise have been paid, except that the bonus amount must be paid no later than March 15 of the year following the year during which notice of the termination is given; however, any payments following a change in control that is also a change in control for purposes of Section 409A of the Code will be made in one lump sum.
“Cause” is defined in each executive’s employment agreement as:
•	willfully failing to perform his duties in a material manner if such failure is not discontinued promptly after written notice to the executive;
•	being charged with or indicted for a felony or other crime casting doubt on the executive’s trustworthiness or integrity;
•	knowingly and/or materially breaching certain covenants of the agreement;
•	committing any act of dishonesty that is intended to result in personal enrichment of the executive at our expense; or
•	in bad faith, committing any act or omitting to take any action, to our material detriment.

“Change in Control” is defined in each executive’s employment agreement as having been deemed to occur if:
•	the acquisition of more than 50% of the combined voting power of the Company’s then-total outstanding voting securities by any “person” or related “group” of “persons” (as such terms are used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) other than (x) the Company or any of its affiliate, (y) any employee benefit plan of the Company or any trustee or other fiduciary holding securities under an employee benefit plan of the Company (or its subsidiaries), or (z) Contego Systems LLC, Kende Holding kft, Global Strategies Group Holding, S.A. or any of their affiliates or successor entities; or
•	the consummation of a merger or consolidation of the Company with any other corporation or other entity, following which the voting securities of the Company outstanding immediately prior to such merger or consolidation no longer represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 50% of the combined voting power of the securities of the Company or such surviving entity or any direct or indirect parent thereof outstanding immediately after such merger or consolidation; or
•	the stockholders of the Company approve a plan of complete liquidation or dissolution.
“Good Reason” is defined in each executive’s employment agreement as the occurrence, without the executive’s written consent, of any of the following circumstances unless such circumstances are fully corrected prior to the date of termination specified in the notice of termination given by the executive:
•	the assignment to the executive of any duties materially and adversely inconsistent with his position as set forth in the agreement including, but not limited to status, office or responsibilities;
•	a change in the executive’s reporting relationship such that he no longer reports directly to the GTEC Board;
•	a material breach by us of any provision of the agreement after receipt of written notice from the executive and failure by us to cure the breach within 30 days; or
•	the relocation of the executive’s office as assigned to him by us to a location more than 50 miles from his office prior to the date of such relocation, except for travel reasonably required in the performance of the executive’s responsibilities.
Other Executive Employment Agreements
We also have entered into employment agreements with other executives, including Messrs. Drew and T. Jones. Each of these agreements provides for “at will” employment and does not have a term. Pursuant to these employment agreements, the executive can terminate his employment at any time by providing us four weeks’ notice. These employment agreements provide for six to nine months’ salary continuation as severance protection in the event the executive is terminated without cause. Mr. T. Jones’ agreement provides for six months’ salary continuation for termination without cause, while Mr. Drew’s agreement provides for nine months’ salary continuation.
“Cause” is defined in each executive’s employment agreement as:
•	a good faith finding by the President and Chief Executive Officer that the executive: (i) has been convicted of a felony; (ii) has been convicted of a misdemeanor (excluding traffic violations) to the extent such conviction could reasonably be considered to compromise our best interests or any of our subsidiaries or render the executive unfit or unable to perform his/her services and duties; (iii) has committed any other act or omission involving dishonesty, disloyalty or fraud with respect to us or any of our subsidiaries or any of our customers or suppliers, (iv) has engaged in illegal use of drugs or unauthorized use of alcohol in the workplace; or (v) has committed an act involving unlawful or disreputable conduct in the context of executive’s employment which is likely to be harmful to us or our reputation;
•	the continued failure by the executive to perform his duties in all material respects for us or any of our subsidiaries continuing for a period of 10 days following a written demand for such performance by the Chief Executive Officer or a designated official or a material breach by the executive of his obligations under his employment agreement continuing uncured (if curable) for a period of 10 days following written notice from the Chief Executive Officer or a designated official (other than any such failure or breach resulting from the executive’s incapacity due to physical or mental illness), which demand shall identify in reasonable detail the manner that the executive has not performed his duties or has breached his obligations (as applicable) and give the executive an opportunity to respond; provided, that, the foregoing shall not be construed to include the executive’s failure to achieve financial or operating objectives and goals established by the GTEC Board, President and Chief Executive Officer or a designated official; or
•	a good faith finding by the GTEC Board or the President and Chief Executive Officer or a designated official that the executive engaged in (i) misconduct materially injurious to us or any of our subsidiaries or our or any of our subsidiaries’ reputation or (ii) gross negligence or willful misconduct by the executive which has a material adverse effect on us or any of our subsidiaries.

Severance and Change in Control Payments
General
As described above, we currently have employment agreements with the following named executive officers: Dr. Hillen and Messrs. Cormier, Allen, R. Jones, T. Jones and Drew. The employment agreements, along with the individual equity compensation award agreements entered into pursuant to our Plan, contain provisions that, in some cases, provide for severance payments or accelerated vesting of unvested equity awards, as applicable. The amount of compensation payable to each named executive officer upon any termination is shown below. Stock Option estimates are based on an assumed termination date of December 31, 2010 and governed by the salaries and employment agreements currently in place with the listed individuals. The actual payments due on terminations occurring on different dates could materially differ from the estimates in the tables.
Following a Change in Control, Termination by the Company without
Cause or by the Executive for Good Reason

	Change in Control		Early Vesting of
Name	Severance Amount		Option Awards(1)	Total
John Hillen	$1,440,000	(2)	$866,900	$2,306,900
Joseph M. Cormier	$666,500	(3)	$253,503	$920,003
James P. Allen	—		$523,892	$523,892
Ronald C. Jones	$450,000	(4)	—	$450,000

(1)	Represents the value of the stock option awards held by the executive and unvested as of December 31, 2010. The value of the unvested awards is the number of unvested shares multiplied by the difference between the closing price of our common stock on The NASDAQ Global Market on December 31, 2010 ($16.86) and the exercise price for each such option award.

(2)	Represents a cash payment of 200% of annual base salary and 200% of target incentive bonus.

(3)	Represents a cash payment of 150% of annual base salary and 100% of target incentive bonus.

(4)	Represents a cash payment of 100% of annual base salary and 100% of target incentive bonus.
Without a Change in Control, Termination by the Company without
Cause or by the Executive for Good Reason

	Termination Severance
Name	Amount		Total
John Hillen	$720,000	(1)	$720,000
Joseph M. Cormier	511,500	(2)	$511,500
James P. Allen	—		—
Ronald C. Jones	$300,000	(3)	$300,000
Alexander Drew	$298,530	(4)	$298,530
Timothy Jones	$220,000	(5)	$220,000

(1)	Represents a cash payment of 100% of annual base salary and 100% of target incentive bonus.

(2)	Represents a cash payment of 100% of annual base salary and 100% of target incentive bonus.

(3)	Represents a cash payment of 50% of annual base salary and 100% of target incentive bonus.

(4)	Represents a cash payment of 75% of annual base salary and pro-rated incentive bonus (which is a full annual incentive bonus due to assumption of December 31, 2010 termination date).

(5)	Represents a cash payment of 50% of annual base salary and pro-rated incentive bonus (which is a full annual incentive bonus due to assumption of December 31, 2010 termination date).

Employee Benefit Plans
401(k) Plan
Effective January 1, 2010, we merged the GNA and TAC 401(k) Plans and the Profit Sharing Plan into one plan—the GNA 401(k) Plan. We maintain a 401(k) savings plan that covers all eligible Company employees, which we refer to as the GNA 401(k) Plan. The GNA 401(k) Plan allows eligible participants to reduce their current compensation by up to the statutorily prescribed limit and to have the amount of this reduction contributed to the GNA 401(k) Plan. We provide 100% matching funds for eligible participating employees, limited to the employee’s participation of up to 5% of earnings. Participants’ interests in Company matching contributions vest ratably over three years. Participants also become fully vested upon reaching age 65, permanent disability, or death.
We provide discretionary contributions annually, allocated on the basis of the ratio of each participant’s annual earnings to the aggregate of all participants’ total earnings, to eligible employees who meet the service requirement of 1,000 hours for the allocation year. Participants’ interests in Company contributions vest ratably over five years. Participants also become fully vested in their interests upon reaching age 65, permanent disability or death. In the past, we have contributed a minimum 3% of earnings assuming profit goals are achieved.
2009 Performance Incentive Plan
The 2009 Performance Incentive Plan, which we refer to as the Plan, authorizes the issuance of options to purchase shares of common stock and the grant of bonus stock awards, restricted common stock awards, stock appreciation rights, deferred shares, performance shares and performance units.
Administration. Sole authority for administration of the Plan is conferred upon the of the GTEC Board, and any Committee to which the Board of Directors, in its sole discretion, delegates all or any portion of its authority to administer the Plan (hereinafter, the “Administrator”). With respect to grants to officers and directors, any such Committee shall be constituted in such a manner as to satisfy applicable laws, including Rule 16b-3 promulgated under the Exchange Act.
Eligibility. All of our officers and employees, and those of our affiliates, are eligible to participate in the Plan. Our directors and other persons that provide consulting services to us and our affiliates are also eligible to participate in the Plan.
Maximum Shares and Award Limits. Under the Plan, the initial number of shares of common stock that were initially subject to awards was 1,000,000, including the 492,127 shares of common stock issuable upon exercise of options granted under the SFA Inc. 2007 Stock Option Plan, which we refer to as the SFA Plan, which were, in connection with our initial public offering in November 2009, assumed under the Plan. The number of shares of common stock allocated to the Plan automatically increases at the beginning of each fiscal year by a number equal to the lesser of 1.5% of the Company’s shares of outstanding common stock, 125,000 shares of common stock and an amount determined by the Administrator. As of March 1, 2011, 1,212,185 of the Plan’s 1,250,000 Shares have been granted. No one participant may receive awards for more than 200,000 shares of common stock in any one calendar year. The maximum number of performance units that may be granted to a participant in any one calendar year is $1,500,000 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of our stockholders as the Administrator determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar event. If an option terminates, expires or becomes un-exercisable, or shares of common stock subject to a stock award, grant of performance shares, grant of deferred shares or stock appreciation right are forfeited, the shares subject to such option, stock award, grant of performance shares, grant of deferred shares or stock appreciation right are available under the first sentence of this paragraph for future awards under the Plan. In addition, shares that are issued under any type of award under the Plan and that are repurchased or reacquired by us at the lesser of fair market value and the original purchase price for such shares are also available under the first sentence of this paragraph for future awards under the Plan.
Stock Options. The Plan provides for the grant of both options intended to qualify as incentive stock options under Section 422 of the Code and options not intended to so qualify. The Plan prohibits repricing of an outstanding option, and therefore, the Administrator may not, without the consent of the stockholders, lower the exercise price of an outstanding option. This limitation does not, however, prevent adjustments resulting from stock dividends, stock splits, reclassifications of stock or similar events. Options generally will be nontransferable except in the event of the participant’s death, but the Administrator may allow the transfer of non-qualified stock options.

Unless provided otherwise in a participant’s stock option agreement and subject to the maximum exercise period for the option, an option generally will cease to be exercisable upon the earlier of three months following the participant’s termination of service with us or our affiliate or the expiration date under the terms of the participant’s stock option agreement. The right to exercise an option will expire immediately upon the participant’s termination of service with us if the termination is for cause or is a voluntary termination any time after an event that would be grounds for termination for cause. Upon death or disability, the option exercise period is extended to the earlier of one year from the participant’s termination of service or the expiration date under the terms of the participant’s stock option agreement.
Stock Awards and Performance Based Compensation. The Administrator also will select the participants who are granted bonus or restricted common stock awards and, consistent with the terms of the Plan, will establish the terms of each bonus or restricted common stock award. A bonus or restricted common stock award may be subject to payment by the participant of a purchase price for the shares of common stock subject to the award, and may be subject to vesting requirements or transfer restrictions or both, if so provided by the Administrator. Those requirements may include, for example, a requirement that the participant complete a specified period of employment with the Company or its affiliate or the achievement of certain performance objectives. Any such performance objectives may be based on the individual performance of the participant, our performance or the performance of our affiliates, subsidiaries, divisions, departments or functions in which the participant is employed or has responsibility. In the case of a performance objective for an award intended to qualify as “performance based compensation” under Section 162(m), the performance objectives are limited to specified levels of and increases in our or a business unit’s revenue; return on equity; total earnings; earnings per share; earnings growth; return on capital; return on assets; economic value added; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; revenue; funded backlog; gross margin return on investment; increase in the fair market value of the shares (including but not limited to growth measures and total stockholder return); net operating profit; cash flow (including, but not limited to, operating cash flow and free cash flow); cash flow return on investments (which equals net cash flow divided by total capital); internal rate of return; increase in net present value or expense targets, with each such performance objective determined in accordance with and subject to such requirements set forth in the terms of award. A transfer of the shares of common stock subject to a restricted common stock award normally will be restricted prior to vesting.
Stock Appreciation Rights. The Administrator also will select the participants who receive stock appreciation rights under the Plan. A stock appreciation right entitles the participant to receive a payment of up to the amount by which the fair market value of a share of common stock on the date of exercise exceeds the base value for a share of common stock as established by the Administrator at the time of grant of the award. A stock appreciation right will be exercisable at such times and subject to such conditions as may be established by the Administrator. The amount payable upon the exercise of a stock appreciation right may be settled in cash or by the issuance of shares of common stock.
Deferred Shares. The Plan also authorizes the grant of deferred shares, i.e., the right to receive a future delivery of shares of common stock, if certain conditions are met. The conditions established for earning the grant of deferred shares may include, for example, a requirement that certain performance objectives, such as those described above, be achieved.
Performance Shares and Performance Units. The Plan also permits the grant of performance shares and performance units to participants selected by the Administrator. A performance share is an award designated in a specified number of shares of common stock that is payable in whole or in part, if and to the extent certain performance objectives are achieved. A performance unit is a cash bonus equal to $1.00 per unit awarded that is payable in whole or in part, if and to the extent certain performance objectives are achieved. The performance objectives will be prescribed by the Administrator for grants intended to qualify as “performance based compensation” under Section 162(m) and will be stated with reference to the performance objectives described above. A grant of performance units may be settled by payment of cash, shares of common stock or a combination of cash and shares and may grant to the participant or reserve to the administrator the right to elect among these alternatives.
Amendment and Termination. No awards may be granted under the Plan after October 26, 2019, which is the tenth anniversary of the date on which the Plan was initially adopted. The Board of Directors may amend or terminate the Plan at any time, but an amendment will not become effective without the approval of our stockholders if it increases the aggregate number of shares of common stock that may be issued under the Plan, changes the class of employees eligible to receive incentive stock options or stockholder approval is required by any applicable law, regulation or rule, including any rule of The Nasdaq Global Market. No amendment or termination shall, without a participant’s consent, adversely affect any rights of such participant under any award outstanding at the time such amendment is made; provided, however, that an amendment that may cause an incentive stock option to become a nonqualified stock option shall not be treated as adversely affecting the rights of the participant.

Compensation of Directors
Total compensation awarded to non-employee directors for service in 2010 was as follows:

	Fees Earned or			All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Total
Name	($)(1)	($)(2)	($)	($)	($)
John J. Devine	82,750	—	46,180	—	128,930
Jacques Gansler	80,000	—	46,180	—	126,180
Damian Perl	63,250	—	—	—	63,250
Eric S. Rangen	88,250	—	46,180	—	134,430
Thomas Wilson	96,000	—	46,180	—	142,180

Total	410,250	—	184,720	—	594,970

(1)	Amounts in this column represent fees earned or paid in cash in 2010 for retainers and board and committee meetings as described more fully in the table below.

(2)	Amounts in this column reflect the aggregate grant date fair value of the awards calculated in accordance with generally accepted accounting principles. For assumptions used in determining the fair value of stock awards, see Note 11 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.
On December 16, 2009, the members of the Compensation Committee met and unanimously approved a plan for compensation of non-employee Directors for 2010. Under the plan,
•	each non-employee Director will receive an annual retainer of $42,000 to be paid in equal, quarterly installments (the “Annual Retainer”);
•	each non-employee Chairperson of the Board and of each committee of the GTEC Board will receive, in addition to the Annual Retainer, an additional retainer (a “Chairperson Retainer”) as set forth in the table below, to be paid in equal, quarterly installments;
•	each non-employee Director will be paid a fee, as set forth in the table below, for each meeting of the GTEC Board or of a committee of the GTEC Board that he or she attends, whether in person (for a meeting of any length) or by telephone (for a meeting lasting one hour or more); and
•	the Company will reimburse all Directors for travel expenses to attend meetings of the GTEC Board, of a committee of the GTEC Board or of the Company.

		Amount paid per meeting
	Chairperson	if attending:
Membership	Retainer(1)	in person	by telephone
Board of Directors	$10,000	$2,000	$1,000
Audit Committee	$10,000	$1,500	$750
Compensation Committee	$5,000	$1,500	$750
Government Security Committee	$5,000	$1,500	$750
Nominating and Governance Committee	$5,000	$1,500	$750

(1)	For 2010, the current Chairperson of the Board agreed to forgo any Chairperson Retainer for service on any committee while concurrently serving as Chairperson of the Board.
Compensation Committee Interlocks and Insider Participation
Messrs. Rangen and Wilson and Dr. Gansler currently serve on the Compensation Committee. None of the current members of the Compensation Committee serves, or has in the past served, as one of our employees or officers. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the GTEC Board or our Compensation Committee.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the GTEC Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the GTEC Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Submitted by:
Thomas Wilson, Chairperson of the Compensation Committee
Jacques Gansler
Eric S. Rangen
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information regarding the Company’s equity compensation plans as of December 31, 2010:

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon		equity compensation
	exercise of	Weighted average exercise	plans (excluding
	outstanding options,	price of outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	805,805	$11.99	208,815

Equity compensation plans not approved by security holders	—	—	—

Total	805,805	$11.99	208,815

(1)	Consists entirely of common shares authorized for issuance under the SFA Plan and the 2009 Performance Incentive Plan.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information as of March 1, 2011 as to shares of Common Stock beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers and (iv) all directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Unless otherwise indicated below, the address of each beneficial owner listed on the table is c/o Global Defense Technology & Systems, Inc., 1501 Farm Credit Drive, Suite 2300, McLean, VA 22102. In addition, Shares issuable pursuant to options or other convertible securities which may be acquired within 60 days of March 1, 2011 are deemed to be issued and outstanding and have been treated as outstanding in calculating the beneficial ownership and percentage ownership of those persons possessing such interest, but not for any other individuals.

			Options
			Currently
			Exercisable or		Percentage of
			Exercisable	Total Shares	Outstanding
			Within 60	Beneficially	Shares
Name of Beneficial Owner	Common		Days	Owned	Owned(1)
5% stockholders
Contego Systems LLC	3,803,274	(2)	—	3,803,274	41.14%
1501 Farm Credit Drive Suite 2300 McLean, VA 22102-5011
Ameriprise Financial, Inc.	963,166	(3)	—	963,166	10.42%
145 Ameriprise Financial Center Minneapolis, MN 55474
Lord, Abbett & Co. LLC	470,780	(4)	—	470,780	5.09%
90 Hudson Street Jersey City, NJ 07302
Directors and Executive Officers
John J. Devine	11,120	(5)	6,257	17,377	*
Jacques Gansler	6,845	(5)	6,257	13,102	*
John Hillen	78,000	(6)	80,000	158,000	1.71%
Ronald C. Jones	360,000		—	360,000	3.89%
Damian Perl	3,803,274	(7)	—	3,803,274	41.14%
Eric S. Rangen	6,845	(5)	2,500	9,345	*
Thomas Wilson	10,395	(5)	6,257	16,652	*
Joseph M. Cormier	47,009	(8)	12,500	59,509	*
James P. Allen	109,869	(9)	18,216	128,085	1.38%
Alexander Drew	—		38,336	38,336	*
Timothy Jones	—		21,394	21,394	*
Directors and executive officers as a group (12 persons)	4,336,352		197,628	4,533,980	48.02%

*	Represents less than 1% of our outstanding Common Stock

(1)	The percentage of outstanding Shares owned is calculated by taking the number of Shares reflected in the column titled “Total Shares Beneficially Owned” divided by 9,243,812, the total number of Shares outstanding as of March 1, 2011, plus the number of options for such person or group reflected in the column titled “Options Currently Exercisable or Exercisable Within 60 Days.”

(2)	This information is based upon information included in a Schedule 13G filed with the SEC on February 16, 2010 by Contego Systems LLC (Contego), Kende Holding kft (Kende), Global Strategies Group Holding, S.A. (GLOBAL) and Damian Perl, one of our Directors, as a group. Contego is wholly owned and managed by Kende, which is located at Zichy Jeno U. 4, Budapest, K5 1066. Kende is 99.98% owned and controlled by GLOBAL, which is located at 15 Boulevard Roosevelt, Luxembourg, L-2450. GLOBAL is controlled by Damian Perl, who shares an address with Contego. According to the filing, each of these entities holds shared voting power and shared dispositive power with respect to all of these Shares.

(3)	This information is based upon information included in a Schedule 13G/A filed with the SEC on February 11, 2011 by Ameriprise Financial, Inc. According to the filing, the Shares beneficially owned by Ameriprise Financial, Inc. were acquired by its subsidiary Columbia Management Investment Advisers, LLC, which is located at 100 Federal St., Boston, MA 02110. Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC share dispositive power with respect to all of these Shares.

(4)	This information is based upon information included in a Schedule 13G filed with the SEC on February 14, 2011 by Lord, Abbett & Co. LLC. According to the filing, the Shares beneficially owned by Lord, Abbett & Co. LLC are held on behalf of investment advisory clients. Lord, Abbett & Co. LLC reported holding sole voting power with respect to 393,480 of these Shares and sole dispositive power with respect to 470,780 of these Shares.

(5)	Includes 5,564 restricted Shares.

(6)	Includes 63,334 restricted Shares and 4,000 Shares owned indirectly by Hillen Family Trust.

(7)	These shares are owned by Contego. Contego is wholly owned and managed by Kende. Kende is 99.98% owned and controlled by GLOBAL, which is controlled by Mr. Perl. As a result, Mr. Perl has shared voting and investment power as to the Shares.

(8)	Includes 35,000 restricted Shares and 3,500 Shares owned indirectly by Joanne Mahoney Living Trust.

(9)	Mr. Allen has sole voting and investment power over 36,432 Shares and shared voting and investment power over 73,437 Shares, which are held by the Allen Family Trust in a brokerage margin account and as such have been pledged as security for the account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee is charged with monitoring and reviewing related party transactions. The Audit Committee has adopted a written policy for reviewing the material facts of any transactions with related parties and either approving or disapproving the entry into such transactions. In determining whether to approve a related party transaction, the Audit Committee takes into account, among other factors it deems appropriate, (i) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction, (ii) whether the transaction would impair the independence of a director, (iii) whether the transaction would present an improper conflict of interest for the related party and (iv) whether the transaction requires public disclosure and the anticipated public perception of the public disclosure.
Transactions with Related Persons
Services to GLOBAL and its affiliates
Global Strategies Group (North America) Inc., a wholly owned subsidiary of the Company (“GNA”), provided payroll and benefits administration services to Global Strategies Group (Integrated Security), Inc., an entity controlled by GLOBAL (“GIS”), through June 30, 2010. The agreement expired in July 2010. At December 31, 2010, GIS owed GNA $0.2 million for medical claims incurred in 2010.
Contracting Relationships
Subcontracting and support services provided to GIS by GNA
In 2008, we entered into a subcontracting agreement with GIS, pursuant to which we provide command and control and intelligence services to GIS. The agreement is set to expire on June 30, 2011. Revenue for all services to GIS for the year ended December 31, 2010 was $1.6 million.
Subcontracting services provided to Global Strategies Group (Middle East) FZE by GNA
During 2010, GNA provided sales, support and consulting services to Global Strategies Group (Middle East) FZE, an entity controlled by GLOBAL (“GAE”). Revenue for subcontracting services to GAE for the year ended December 31, 2010 was less than $0.1 million.
On June 24, 2009, GNA entered into a preferred supplier services framework agreement with GAE. Under the agreement, we have granted GAE a right of first refusal to perform on any subcontracts where GNA is the prime contractor for services related to defense and security, as set forth in the agreement, performed outside of the United States. To date, no subcontracting agreements have been entered into pursuant to this agreement.
Trademark License
We have entered into a trademark license agreement, dated September 29, 2009, with GLOBAL whereby we have been granted a non-exclusive worldwide license to use the GLOBAL name and logo. We will pay royalties of $1 to GLOBAL in relation to our use of the GLOBAL name and logo. The agreement can be terminated by GLOBAL upon 12 months prior written notice.
Registration Rights
Contego Systems LLC and Ronald C. Jones have registration rights with respect to the Shares they hold. According to the terms of a registration rights agreement, Contego Systems LLC is entitled to demand, piggyback and shelf registration rights and Ronald Jones is entitled to piggyback registration rights.

Director Independence
The GTEC Board has determined that Dr. Gansler and each of Messrs. Devine, Rangen and Wilson is an “independent director” within the meaning of Rule 5605(a)(2) of The NASDAQ Global Market.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PricewaterhouseCoopers (“PwC”) has served as our independent registered public accounting firm from 2007 to the present. The Audit Committee approves in advance all fees paid to and services provided by PwC. In addition, the Audit Committee has considered those services provided by PwC and has determined that such services are compatible with maintaining the independence of PwC. During 2010 and 2009, we retained PwC to provide services in the following categories and amounts:

	2010	2009
Audit Fees(1)	$462,000	$966,431
Audit-Related Fees	—	—
Tax Fees(2)	247,500	197,121
All Other Fees	—	—

Total	$709,500	$1,163,552

(1)	In 2009, audit fees included services in connection with our initial public offering totaling $657,810.

(2)	Tax fees consist of fees paid to PwC for professional services rendered for tax compliance, tax advice, and tax planning.
Pre-Approval Policies and Procedures
Under its charter, the Audit Committee must pre-approve all audit and non-audit services provided by PwC. For 2010 to date, the Audit Committee has approved PwC’s providing the following non-audit services: (a) preparation of the Company’ 2009 tax returns provided that the aggregate amount paid to PwC for such services does not exceed $73,500; (b) tax consulting and advisory services, provided that the aggregate amount paid to PwC for such services does not exceed $155,000; and (c) review of executive employment agreements provided that the aggregate amount paid to PwC for such services does not exceed $19,000.
Subject to the de minimus exception described below, once the pre-approved dollar limit for the applicable non-audit service has been reached, no additional services of that type can be provided by PwC without further approval by the Audit Committee. The pre-approval requirements are waived with respect to the provision of services (other than prohibited services) by PwC for the Company if the aggregate amount of all such services provided to the Company which have not been subsequently approved by the Audit Committee or by the Chairman of the Audit Committee constitutes not more than five percent of the total amount of revenues paid by the Company to PwC during the fiscal year in which such services are provided. The Audit Committee has concluded that PwC’s providing these permissible non-audit services up to the aggregate pre-approved amounts would not compromise PwC’s independence. The Audit Committee may approve PwC’s providing additional non-audit services or services in excess of the amounts specified above if it determines that it is in our best interest and that PwC’s independence would not be compromised. All audit and non-audit services provided to the Company by PwC for the 2010 fiscal year are described in the “Relationship With Independent Registered Public Accounting Firm” section above.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this annual report on Form 10-K:
(1)	All financial statements
(2)	Financial statement schedules are omitted as the required information is either not applicable or is included in our audited financial statements.
(b)	Exhibits:

Number		Description

2.1		Stock Purchase Agreement, dated September 13, 2010, by and among Global Defense Technology & Systems, Inc., Zytel Corporation and Peter K. Krusell (1)

2.2		Amended and Restated Purchase Agreement, dated December 17, 2010, by and among Global Defense Technology & Systems, Inc., Signature Government Solutions, LLC and Signature Consultants, L.L.C. (2)

3.1		Amended and Restated Certificate of Incorporation of the Registrant (3)

3.2		Amended and Restated Bylaws of the Registrant (3)

4.1	+	SFA, Inc. 2007 Stock Option Plan (4)

4.2	+	Form of SFA, Inc. 2007 Stock Option Plan Agreement (4)

4.3	+	2009 Performance Incentive Plan (5)

4.4	+	Amendments to the 2009 Performance Incentive Plan (6)

4.4	+	Form of 2009 Performance Incentive Option Plan Agreement (6)

4.5	+	Form of 2009 Performance Incentive Restricted Stock Agreement (6)

4.6	+	Executive Nonqualified Excess Plan (7)

10.1		GSA Schedule Contract No. GS-35F-0344L awarded to The Analysis Corp., with related purchase orders for the Department of Justice contract (7)

10.2		TWPS Contract No. DAAE07-02-DT001, dated February 6, 2002, by and between SFA, Inc. and U.S. Army TACOM, as amended (4)

10.3		Aberdeen Contract No. W91CRB06D0054, dated August 31, 2006, by and between SFA, Inc. and U.S. Army, as amended (4)

10.4		Field Feeding System Contract No. W911QY-05-D0004, dated April 15, 2005, by and between SFA, Inc. and the U.S. Army, as amended (7)

10.5		Preferred Supplier Services Framework Agreement, dated June 24, 2009 by and between Global Strategies Group (North America) Inc. and Global Strategies Group (Middle East) FZE (4)

10.6	+	Form of Director and Officer Indemnification Agreement (4)

10.7		Services Agreement dated June 17, 2009 by and between GSG Holding (United Kingdom) Limited and Contego Newco Company (4)

10.8		Subcontract No. GMS-2117-08-02-001, dated December 13, 2008 by and between Global Strategies Group (Integrated Securities), Inc. and Global Strategies Group (North America) Inc. (4)

Number		Description

10.9		Trademark License Agreement dated September 29, 2009 by and between Global Strategies Group Holding, S.A. and Global Defense Technology & Systems, Inc. (4)

10.10
Security Control Agreement, dated September 16, 2010, by and among Global Strategies Group Holding SA, Kende Holding Vagyonkezelo kft, Contego Systems LLC, Global Defense Technology & Systems, Inc. and the United States Department of Defense (8)

10.11
First Amended and Restated Loan and Security Agreement, dated as of December 10, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc., The Analysis Corp. and GTEC Cyber Solutions, Inc., as Borrowers, the Lenders party thereto, SunTrust Bank as Administrative Agent for the Lenders, SunTrust Robinson Humphrey, Inc. as Joint Lead Arranger and Book Manager and Wells Fargo Securities, LLC as Joint Lead Arranger (9)

10.12		Registration Rights Agreement to be entered into by and among Global Defense Technology & Systems, Inc., Contego Systems LLC and Ronald Jones (3)

10.13	+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and John F. Hillen, III (10)

10.14	+	Executive Employment Agreement, dated June 21, 2009, by and between Global Strategies Group (North America) Inc. and Kirk Herdman (3)

10.15	+	Employment Agreement, dated March 26, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and Ronald C. Jones (10)

10.16	+	Employment Agreement, dated October 1, 2010, by and among Global Defense Technology & Systems, Inc., Global Strategies Group (North America) Inc. and Chief Financial Officer Joseph M. Cormier (8)

18		Preferability Letter from PricewaterhouseCoopers LLP (8)

21		Subsidiaries of the Registrant (11)

23		Consent of PricewaterhouseCoopers LLP (11)

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed October 7, 2010 (File No. 001-34551)

(2)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed December 21, 2010 (File No. 001-34551)

(3)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K, filed March 5, 2010 (File No. 001-34551)

(4)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed October 7, 2009 (File No. 333-161719)

(5)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8, filed November 25, 2009 (File No. 333-163346)

(6)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K, filed November 4, 2010 (File No. 001-34551)

(7)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed November 5, 2009 (File No. 333-161719)

(7)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed December 16, 2010 (File No. 001-34551)

(8)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q, filed November 5, 2010 (File No. 001-34551)

(9)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K, filed December 14, 2010 (File No. 001-34551)

(10)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K, filed April 1, 2010 (File No. 001-34551)

(11)	Included with this filing

+	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2011	Global Defense Technology & Systems, Inc.
/s/ John Hillen
John Hillen
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each person whose signature appears below hereby constitutes and appoints each of John Hillen and Joseph M. Cormier as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such filing and hereby ratifies and confirms all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ John Hillen John Hillen	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2011

/s/ Joseph M. Cormier Joseph M. Cormier	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ Thomas R. Wilson Thomas R. Wilson	Chairman of the Board	March 11, 2011

/s/ Ronald C. Jones Ronald C. Jones	Director	March 11, 2011

/s/ John J. Devine John J. Devine	Director	March 11, 2011

/s/ Jacques S. Gansler Jacques S. Gansler	Director	March 11, 2011

/s/ Damian Perl Damian Perl	Director	March 11, 2011

/s/ Eric S. Rangen Eric S. Rangen	Director	March 11, 2011

Global Defense Technology & Systems, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Global Defense Technology & Systems, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Global Defense Technology & Systems, Inc. (the Company) and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
McLean, VA
March 11, 2011

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$566	$7
Accounts receivable, net	85,769	50,691
Due from affiliates	501	1,109
Prepaid expenses and other current assets	1,250	1,238
Deferred tax assets	552	324
Income taxes receivable	—	3,543

Total current assets	88,638	56,912
Property and equipment, net	3,917	3,441
Intangible assets, net	31,215	21,268
Goodwill	83,593	24,373
Deferred tax assets	4,406	6,295
Indemnification asset	1,702	—
Other assets	808	222

Total assets	$214,279	$112,511

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,192	$13,040
Accrued expenses	10,836	9,521
Advance payments on contracts	515	517
Income taxes payable	419	—
Interest rate swap liability	—	106

Total current liabilities	36,962	23,184
Deferred rent	307	289
Uncertain tax position	1,702	—
Bank loans, net of current	79,605	3,686

Total liabilities	118,576	27,159

Commitments and contingencies (Note 5, 8 and 16)

Stockholders’ Equity
Common stock, par value $0.01 per share, 90,000,000 shares authorized and 9,146,812 and 9,051,812 shares issued and outstanding, respectively	91	91
Additional paid-in capital	89,776	88,178
Retained earnings (accumulated deficit)	5,836	(2,917)

Total stockholders’ equity	95,703	85,352

Total liabilities and stockholders’ equity	$214,279	$112,511

(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue
Products	$127,078	$122,457	$108,993
Services	105,591	90,388	80,433

Total revenue	232,669	212,845	189,426

Operating costs and expenses
Cost of revenue — products	104,764	100,165	91,076
Cost of revenue — services	88,042	75,066	65,195
Selling, general and administrative expenses	21,726	24,861	16,957
Amortization of intangible assets	3,754	8,356	8,841
Impairment of intangible assets	—	—	2,447

Total operating costs and expenses	218,286	208,448	184,516

Operating income	14,383	4,397	4,910
Other income (expense)
Interest income	12	7	40
Interest expense	(477)	(1,849)	(2,750)

Income before income taxes	13,918	2,555	2,200
Provision for income taxes	(5,165)	(1,286)	(1,138)

Net income	$8,753	$1,269	$1,062

Earnings per share
Basic	$0.97	$0.20	$0.18
Diluted	$0.96	$0.20	$0.18
Weighted average common shares outstanding
Basic	9,056,196	6,341,079	6,000,000
Diluted	9,156,879	6,440,301	6,000,000
(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Retained
				Earnings /
	Shares	Par	Additional Paid-	(Accumulated	Total
	Issued	Value	in Capital	Deficit)	Equity
Balance at December 31, 2007	6,000,000	$60	$47,090	$(5,248)	$41,902
Share based compensation	—	—	435	—	435
Cash distribution for vested options	—	—	(270)	—	(270)
Net income	—	—	—	1,062	1,062

Balance at December 31, 2008	6,000,000	60	47,255	(4,186)	43,129

Issuance of shares from public offering, net of offering costs	3,000,000	30	34,296	—	34,326
Issuance of shares to management	36,432	1	619	—	620
Issuance of restricted shares to directors	15,380	—	3	—	3
Share based compensation	—	—	4,134	—	4,134
Excess tax benefit — share based compensation	—	—	1,871	—	1,871
Net income	—	—	—	1,269	1,269

Balance at December 31, 2009	9,051,812	91	88,178	(2,917)	85,352

Share based compensation	—	—	729	—	729
Issuance of common stock for exercise of stock options	75,000	—	488	—	488
Issuance of restricted shares to management	20,000	—	180	—	180
Excess tax benefit — share based compensation	—	—	201	—	201
Net income	—	—	—	8,753	8,753

Balance at December 31, 2010	9,146,812	$91	$89,776	$5,836	$95,703

(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$8,753	$1,269	$1,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,059	1,005	996
Amortization of intangible assets	3,754	8,356	11,288
Equity-based compensation	909	4,757	435
Loss on disposition of property and equipment	—	64	12
Gain from change in fair value of interest rate swap	(106)	(166)	128
Deferred income taxes	(257)	(1,233)	(2,111)
Change in operating assets and liabilities, net of business acquisitions
Accounts receivable	(24,694)	(12,298)	(82)
Due to/from affiliates	608	(1,055)	(61)
Prepaid expenses and other assets	202	(383)	96
Income taxes receivable/payable	4,251	75	(1,834)
Excess tax benefit — share based compensation	(289)	(1,871)	—
Accounts payable	10,812	4,453	812
Accrued expenses	135	(2,111)	1,860
Accrued interest on loans from affiliates	—	1,079	201
Advance payments on contracts	(2)	(4,038)	(4,497)
Deferred rent	18	60	132

Net cash provided by (used in) operating activities	5,153	(2,037)	8,437

Cash flows from investing activities
Acquisitions, net of cash acquired	(79,247)	—	—
Purchases of property and equipment	(1,192)	(1,071)	(602)
Recovery from acquisition escrow	—	—	475

Net cash used in investing activities	(80,439)	(1,071)	(127)

Cash flows from financing activities
Proceeds from stock issuance — net offering costs	—	34,326	—
Excess tax benefit — share based compensation	289	1,871	—
Payments under term loan	—	(12,600)	(3,600)
Net borrowings (payments) under revolving line of credit	75,919	(4,898)	238
Payments under loans from affiliates	—	(16,909)	(3,517)
Distribution for vested options	—	—	(270)
Payments of financing costs	(851)	(97)	(9)
Proceeds from exercise of employee stock options	488	—	—
Advances to affiliates	—	—	(9)

Net cash provided by (used in) financing activities	75,845	1,693	(7,167)

Increase (decrease) in cash and cash equivalents	559	(1,415)	1,143
Cash and cash equivalents, beginning of period	7	1,422	279

Cash and cash equivalents, end of period	$566	$7	$1,422

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$1,015	$2,861	$5,061

Interest	$477	$2,577	$2,420

(See Accompanying Notes)

GLOBAL DEFENSE TECHNOLOGY & SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
1. Organization and Business Overview
Basis of Presentation
Global Defense Technology & Systems, Inc. (GTEC or the Company) is a diversified technology and engineering services firm that provides mission-critical technology-based systems, solutions and services for national security agencies and programs of the U.S. government.
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
Our financial statements also include the results of operations from our recent acquisitions. On October 1, 2010, GTEC completed the acquisition of Zytel Corporation, now known as GTEC Cyber Solutions, Inc. (CS). On December 18, 2010, GTEC completed the acquisition of Signature Government Solutions, LLC, now known as GTEC Assured IT, LLC (AIT). GNA, TAC, CS, and AIT are the operating subsidiaries of GTEC.
The consolidated financial statements also include the historical results of Contego which consists of general and administrative expense incurred on behalf of GNA, for the years ended December 31, 2009 and 2008.
Nature of Operations
The Company’s offerings include cyber security systems and operations, software engineering services, network and communications management technology, decision support systems for command and control, maritime navigation systems, counter-terrorism intelligence and analysis, data analysis and fusion tools, identifying management solutions and providing innovative expeditionary systems to support troop mobility and survivability worldwide. We derived 82.7%, 87.5%, and 82.0% of our revenue as a prime contractor for the years ended December 31, 2010, 2009 and 2008, respectively. Department of Defense provided 71.1%, 75.0%, and 74.2% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. The Department of Homeland Security and the Intelligence Community provided 28.9%, 25.0%, and 25.8% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.
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
Property and Equipment
Property and equipment are recorded at cost except those assets acquired through acquisition which are recorded at fair value. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from three to ten years for property and equipment. Leasehold improvements are depreciated over the shorter of the lease term or the useful lives of the leasehold improvements.
Long-Lived Assets (Excluding Goodwill)
A review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. In September 2008 the Company impaired its trade name intangible asset for the full carrying amount of $2,447 due to the principal operating subsidiary’s name change from SFA to GNA. All long-lived assets are located in the U.S.

Intangible Assets
Intangible assets consist of contract and customer relationships, backlog, trade names and acquired technologies. Intangible assets are being amortized on a straight-line basis over the expected lives of the assets. Acquired in-process research and development costs are expensed at the acquisition date unless an alternative future use for the asset is identified.
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
We perform a fair value analysis of our reporting units annually or more frequently if a triggering event occurs. The Company estimates fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. If goodwill becomes impaired, the Company would record a charge to earnings in the consolidated financial statements during the period in which any impairment of goodwill is determined.
Historically, our annual impairment review of goodwill had been completed as of December 31. Effective October 1, 2010, we adopted a new accounting policy whereby our annual impairment review of goodwill will be performed as of October 1 instead of December 31 of each year. An impairment analysis of goodwill was last completed as of October 1, 2010 at which time no impairment was recorded. The change in our annual goodwill impairment testing date was made to better align the annual goodwill impairment test with the timing of the presentation of the Company’s annual strategic planning process. The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the accounting change described above is preferable under the circumstances.
Based on the analysis performed, we determined that the estimated fair value of each reporting unit substantially exceeded its associated carrying value and that no goodwill impairment existed for the years ended December 31, 2010 and 2009.
Deferred Financing Costs
Deferred financing costs represent costs incurred in connection with GTEC and our subsidiary, GNA, entering into various loan agreements (see Note 8), which were being amortized using the straight-line method, which approximated the effective interest method, over the life of the related debt.
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
Interest Rate Swap
The Company uses interest rate swap agreements at times to manage certain cash flow risks for the purpose of reducing the risk associated with the variability of the Company’s interest costs. The Company recognizes the fair value of derivatives in the balance sheet, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative.
Income Taxes
The Company accounts for income taxes in accordance with the provisions of authoritative guidance issued by the Financial Accounting Standards Board (FASB), under which an asset and liability approach is used for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, including net operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates applicable to the future years in which the deferred amounts are expected to be settled or realized. The effect of changes in tax rates is recognized in the provision for income tax in the period the change in rates is enacted.
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
For the period February 9, 2007 through December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company’s practice is to recognize interest and penalty expense related to uncertain tax positions in Other expense, which were zero through December 31, 2009.
On October 1, 2010, the Company completed the acquisition of all outstanding equity interests in Zytel and recorded an uncertain tax position reserve of $1,686 related to federal and state tax positions taken since 2006. The Company recognizes interest accrued and penalties related to the uncertain tax positions as a part of Other expense, which were $16 for the year ended December 31, 2010. The Company is indemnified up to $1,850 through the purchase agreement and has recorded an Indemnification asset for $1,702 as of December 31, 2010. Increases in the indemnification asset are recorded through Other income, which were $16 for the year ended December 31, 2010. The indemnification asset is backed by cash held in escrow.
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
Research and Development
The Company regularly performs research and development activities for our clients under contract. Our clients generally retain the rights to all intellectual property developed under those contracts. In addition, we also pursue independent research and development activities to enhance our competitive position. Independent research and development costs are expensed as incurred. We incurred costs for our independent research and development of $1,026, $1,129, and $1,280 for the years ended December 31, 2010, 2009 and 2008, respectively.
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
New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued a revised accounting standard for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. The revised accounting standard is effective for the Company beginning on January 1, 2011, and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In October 2009, the FASB issued a revised accounting standard for certain revenue arrangements that include software elements. Under the revised standard, tangible products that contain both software and non-software components that work together to deliver a product’s essential functionality are excluded from the scope of pre-existing software revenue recognition standards. In addition, hardware components of a tangible product containing software components are excluded from the scope of software revenue recognition standards. The revised accounting standard is effective for the Company beginning on January 1, 2011, and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Accounts Receivable
The following table details accounts receivable, which consist of billed and unbilled amounts:

	As of December 31,
	2010	2009

Billed	$18,145	$14,842
Unbilled
Billable	46,093	13,288
Revenues in excess of billing milestones and other	21,634	22,668

Total unbilled	67,727	35,956

Total accounts receivable	85,872	50,798
Less: allowance for doubtful accounts	(103)	(107)

Total accounts receivable, net	$85,769	$50,691

All accounts receivable are expected to be collected within one year from the balance sheet date.
The following table reflects the activity related to the allowance for doubtful accounts:

	Balance at	Charged to	Write-offs,
	Beginning of	Costs and	Net of	Balance at End
Description	Period	Expenses	Recoveries	of Period
Allowance for doubtful accounts
Period ended December 31, 2010	$107	$—	$4	$103
Period ended December 31, 2009	412	—	305	107
Period ended December 31, 2008	151	369	108	412
4. Accrued Expenses
The following table details accrued expenses:

	As of December 31,
	2010	2009

Profit Sharing Accruals	$1,283	$1,552
Accrued Leave	2,689	2,007
Payroll Accruals	3,865	2,907
Bonus Accruals	2,453	2,294
Other Accruals	546	761

Total accrued expenses	$10,836	$9,521

5. Property and Equipment
The following table details property and equipment:

	As of December 31,
	2010	2009

Equipment and software	$4,160	$3,070
Furniture and fixtures	782	725
Vehicles	27	27
Leasehold improvements	2,244	2,131

Total property and equipment	7,213	5,953
Less: accumulated depreciation and amortization	(3,296)	(2,512)

Property and equipment, net	$3,917	$3,441

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $792, $915 and $928, respectively.

6. Intangible Assets
The following table details intangible assets:

	As of December 31,
	2010	2009

Customer relationships	$38,400	$25,400
Less: Accumulated amortization	(9,932)	(7,303)

	28,468	18,097

Contract backlog	$17,050	16,400
Less: Accumulated amortization	(16,464)	(15,717)

	586	683

Trade name	$50	—
Less: Accumulated amortization	(28)	—

	22	—

Developed technologies	$3,492	3,492
Less: Accumulated amortization	(1,353)	(1,004)

	2,139	2,488

Total	$31,215	$21,268

Intangible assets are being amortized over the following useful lives:

Estimated
Useful Lives
Customer relationships	10 — 15 years
Contract backlog	1 — 3 years
Trade name	1 year
Developed technologies	10 years
Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $3,754, $8,356 and $8,841, respectively.
As discussed in Note 2, the trade name intangible asset was impaired in September 2008. Future amortization expense related to intangible assets is expected to be as follows:

For the Year Ending December 31,

2011	$4,370
2012	3,756
2013	3,756
2014	3,756
2015	3,756
Thereafter	11,821

$31,215

7. Leases
The Company leases office space in multiple locations and equipment under operating leases with various expiration dates through fiscal year 2016.
Minimum future lease payments under the non-cancelable operating leases are as follows:

For the Year Ending December 31,

2011	$3,145
2012	2,411
2013	1,910
2014	1,381
2015	1,399
Thereafter	469

$10,715

The Company incurred rent expense of $4,067, $3,844 and $3,527 for the years ended December 31, 2010, 2009 and 2008, respectively.
8. Bank Loans and Loans from Affiliates
Bank Loans:
The Company, through its subsidiary GNA, entered into a loan and security agreement on February 9, 2007 for a credit facility which included a term loan for $18,000 and a revolving credit facility with an available capacity of $29,000, including a $16,500 swingline commitment. On September 3, 2009, the loan and security agreement was amended to extend its maturity date to February 28, 2011. The borrowings under the credit facility accrued interest based on the applicable interest rate, which the Company elected to be the LIBOR rate, plus an applicable margin, as determined by the Funded Debt Ratio. Prior to the amendment, the applicable margin was 1.8% to 3.0% for the term loan and 1.6% to 3.0% for the revolving credit facility. As a result of the amendment, the applicable margin was 2.4% to 3.2% for borrowings under our term loan and 2.2% to 3.0% for borrowings under our revolving line of credit, subject to a minimum interest rate of 3.0%. The outstanding indebtedness under the loan agreement was collateralized by substantially all of the assets of GNA.
GNA was required to meet certain financial and other covenants, including but not limited to, a Minimum Net Worth test, a Fixed Charges Coverage Ratio and a Maximum Funded Debt Ratio, as defined in the loan and security agreement. GNA was in compliance with all such debt covenants for the years ended December 31, 2009 and 2008.
On February 3, 2010, the Company together with its subsidiaries (collectively as Borrowers) and its existing lender amended the September 3, 2009 credit facility with a revolving credit facility of up to $50,000, including a swingline facility of up to $10,000 and the extension of letters of credit up to an aggregate of $2,500. The facility was scheduled to terminate on January 31, 2013. All borrowings continued to be collateralized by substantially all of the Company’s assets. The borrowings under the credit facility accrued interest based on the applicable interest rate, which the Company elected to be the LIBOR rate, plus an applicable margin, as determined by the Funded Debt Ratio. A LIBOR loan bears interest at a rate equal to the one-, two-, three- or six-month LIBOR plus the applicable margin of 2.50%. The Funded Debt Ratio is the ratio of debt to Adjusted EBITDA for the Borrowers and their subsidiaries on a consolidated basis. This facility also required that the Company continue to comply with certain affirmative and restrictive covenants that are similar to those in the Company’s credit facility discussed above.
On December 10, 2010, the Company together with its subsidiaries (collectively as Borrowers) amended the February 3, 2010 credit facility with a new credit facility of up to $100,000, including a swingline facility of up to $10,000 and the extension of letters of credit up to an aggregate of $2,500. Subject to certain conditions, from time to time the Borrowers may request that the size of the revolving credit facility be increased up to $140,000. The revolving credit facility matures on December 10, 2013. The new agreement included our existing lender and added new lenders. Loans under the revolving facility will take the form of, at the Company’s election, an index rate loan, a base rate loan, or a LIBOR loan, with the interest rate determined by the form of the loan, plus an applicable margin. Loans under the swingline facility will be index rate loans. At the outset of the Loan Agreement, the applicable margin will be (a) 3.25% for LIBOR loans under the revolving facility and for index rate loans under either of the revolving or swingline facilities or (b) 2.25% for base rate loans under the revolving facility, in each case to be adjusted quarterly based on the Borrowers’ total leverage ratio. The maximum applicable margin is 3.50%. The total leverage ratio is the ratio of debt to EBITDA, adjusted as applicable, for the Borrowers and their subsidiaries on a consolidated basis. Loans made under the agreement are collateralized by a security interest in substantially all of the Borrowers’ assets.
The new agreement contains, as did the previous agreements, certain (a) restrictive covenants, including, but not limited to, restrictions on the incurrence of additional indebtedness and liens, on the ability to make certain payments and investments, and the ability to enter into certain merger, consolidation, asset sale and affiliate transactions and (b) financial maintenance covenants, including, but not limited to, a level of minimum net worth, a level of minimum EBITDA, a maximum total leverage ratio, and a minimum fixed charges coverage ratio. The new loan agreement also contains representations and warranties, affirmative covenants and events of default, including certain cross defaults with any other indebtedness held by a Borrower, customary for an agreement of its type. As is customary, certain events of default could result in an acceleration of the Company’s obligations under the Loan Agreement. The Company was in compliance with all covenants as of December 31, 2010.

Interest expense incurred under the loan agreements for the years ended December 31, 2010, 2009 and 2008 was $477, $801 and $1,320, respectively.
Loans from Affiliates:
On February 8, 2007, the Company, through GNA Holding, entered into a demand note agreement (the “Kende Note”) with Kende Holding Vagyonkezelo Felelossegu Tarsasag, which we refer to as Kende, Contego Systems LLC’s direct parent, in the amount of $26,000 at a fixed rate of 8% per annum in order to fund part of the purchase price of SFA.
In addition, in connection with the restructuring described in Note 1 the Company assumed Contego’s demand notes payable to affiliates of GLOBAL (“Other Affiliate Loans”) of $883. Interest on the other affiliate loans accrues quarterly based on LIBOR plus a margin of 2.5% determined as of the beginning of each calendar quarter.
Upon completion of our Initial Public Offering in November 2009, the Company repaid all outstanding loans from affiliates and the term loan.
Interest expense incurred under the loans from affiliates for the years ended December 31, 2009 and 2008 was $1,048 and $1,430, respectively.
The balances on bank loans and loans from affiliates and weighted average interest rates are summarized in the table below:

	December 31, 2010		December 31, 2009
	Balance	Rate	Balance	Rate

Bank loans
Revolving line of credit	$79,605	3.51%	$3,686	3.00%

Total	79,605		3,686

Less current portion	—		—

	$79,605		$3,686

The future minimum scheduled principal payments due as of December 31, 2010 for the outstanding revolving line of credit, are as follows:

For the Year Ending December 31,

2011	$—
2012	—
2013	79,605

$79,605

9. Interest Rate Swap
In 2007, the Company entered into an interest rate swap agreement, which expired on February 9, 2010, with a notional balance of $6,300 to offset the fluctuation in future interest payments on a portion of its variable rate debt. Under the interest rate swap agreement, the Company paid a fixed rate of 4.91% quarterly on the principal balance as determined by the agreement in exchange for an amount based on the three-month LIBOR rate. The fair value of the interest rate swap agreement represented a current liability of $106 at December 31, 2009 in the consolidated balance sheets. The change in fair value of the interest rate swap agreement for the years ended December 31, 2009 and 2008 was $(166) and $128, respectively. The change in fair value is reflected in interest expense in the accompanying consolidated statements of operations.
The interest rate swap was valued based upon observable inputs including the consideration of non-performance risk associated with the derivative liability.

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on December 31, 2009:

	As of December 31, 2009
				At
	Level 1	Level 2	Level 3	Fair Value
Current liabilities
Interest rate swap	$—	$106	$—	$106

10. Acquisitions
On October 1, 2010, GTEC acquired 100% of the outstanding stock of Zytel Corporation (now known as GTEC Cyber Solutions, Inc. or Cyber Solutions) for $27,482, which includes a $682 working capital adjustment. The acquisition was funded with $8,558 of cash on-hand and from GTEC’s senior revolving credit facility. Out of the purchase price due at closing, $4,530 was placed into escrow to be used if necessary to satisfy certain indemnification obligations of the selling stockholder. We have identified certain intangible assets including customer relationships, contract backlog, and trademarks. A majority of the purchase price was determined to be attributable to goodwill based on the specialized nature of the workforce. Goodwill for the Zytel transaction is not tax deductible.
Cyber Solutions, based in the Ft. Meade, Maryland area, is an industry leader in the design, development and deployment of next generation, net-centric mission solutions that collect, protect, and analyze vital information in cyberspace, leveraging its core competencies in systems engineering and architecture, software development and intelligence analysis.
On December 18, 2010, GTEC acquired 100% of the outstanding membership interests in Signature Government Solutions, LLC (SGS, now known as GTEC Assured IT, LLC or Assured IT) for $53,203, which includes a $703 working capital adjustment. The acquisition was funded entirely with GTEC’s senior revolving credit facility. Out of the purchase price due at closing, $5,250 was placed into escrow to be used if necessary to satisfy certain indemnification obligations of the seller. We have identified certain intangible assets including customer relationships and contract backlog. A majority of the purchase price was determined to be attributable to goodwill based on the specialized nature of the workforce. The final working capital adjustment is currently open and will be resolved in the first quarter of 2011. Goodwill for the SGS transaction is tax deductible.
Assured IT, founded in 2003 and headquartered in Herndon, Virginia, delivers sophisticated information technology, cyber security and intelligence analysis services in support of high priority mission systems and cyber security programs within the Intelligence Community. All of its direct employees hold Top Secret/Sensitive Compartmented Information clearances or higher and, in addition to Northern Virginia, Assured IT has a substantial operation in the Ft. Meade, Maryland area.
The Zytel and SGS acquisitions (the “Acquisitions”) have been accounted for as business combinations under FASB ASC 805, and the purchase prices were allocated to SGS’ and Zytel’s assets and liabilities based on their fair values at the date of each acquisition, with the excess allocated to goodwill. The Acquisitions are included as a part of our TIS segment.
Customer relationships consisted of acquired contracts that have had a history of renewal upon recompete and were valued based upon the estimated future cash flows after the contract’s future recompete date. A fifteen year useful life was estimated based upon an analysis of renewal history for each contract. Contract backlog was valued and a one year useful life was estimated based on signed agreements representing expected future revenue. A trade name for Zytel was valued based on the equivalent costs associated with developing it or paying royalties for its use and was estimated to have a one year life. The fair values for the intangible assets were estimated using Level 3 assumptions within the fair value hierarchy.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed in connection with the Acquisitions:

	Cyber Solutions	Assured IT
Cash	$1,441	$—
Accounts receivable	2,666	7,719
Prepaid expenses and other	188	28
Property, plant and equipment	—	76
Identifiable intangible assets	4,550	9,150
Deferred tax assets	3	—
Indemnification asset	1,686	—
Goodwill	22,183	37,037
Less assumed liabilities
Accounts payable and accrued expenses	(1,713)	(807)
Deferred tax liabilities	(1,836)	—
Uncertain tax position	(1,686)	—

	$27,482	$53,203

The estimated fair value and the weighted average amortization period of each of the components of the identifiable intangible assets are as follows:

	Cyber Solutions		Assured IT
		Weighted Average		Weighted Average
	Fair Value	Amortization Period	Fair Value	Amortization Period
Customer relationships	$4,300	15	$8,700	15
Contract backlog	200	1	450	1
Trade name	50	1	—	—

	$4,550	14.2	$9,150	14.3

The following table reflects our changes in goodwill by segment:

Goodwill attributable to the TIS Segment	2010	2009
Balance as of January 1	$9,935	$9,935
Goodwill acquired during the year	59,220	—

Balance at December 31	$69,155	$9,935

Goodwill attributable to the FMMS Segment	2010	2009
Balance as of January 1	$14,438	$14,438
Goodwill acquired during the year	—	—

Balance at December 31	$14,438	$14,438

There were no goodwill impairment losses recorded in 2010 or 2009, and the Company has no accumulated impairment losses.
Unaudited Pro Forma Financial Information
Unaudited pro forma results of operations for the year ended December 31, 2010 that gives effect to the Acquisitions as if they took place on January 1, 2009. The pro forma adjustments reflect charges for the amortization of intangibles, interest expense applying our December 31, 2010 applicable interest rate of 3.51% and a provision for income tax at our statutory tax rate of 40%. The amounts of revenue and earnings of SGS and Zytel since their respective acquisition dates included in the Consolidated Statements of Operations for the year ended December 31, 2010 were not material.

	Pro forma for the
	Year Ended December 31,
	2010	2009
Revenues	$282,095	$260,504
Net income	4,374	2,280

11. Stock-Based Compensation Plans
Effective November 25, 2009, the Company adopted the Global Defense Technology & Systems, Inc., 2009 Performance Incentive Plan, which we refer to as the Plan. The Plan authorizes the issuance of options to purchase shares of common stock and the grant of bonus stock awards, restricted common stock awards, stock appreciation rights, deferred shares, performance shares and performance units. Options to purchase 492,127 shares of common stock, at a weighted average exercise price of $10.18 per share, which were previously granted by GNA under the SFA Inc. 2007 Stock Option Plan, which we refer to as the SFA Plan, have been assumed under the Plan.
Under the Plan, the initial maximum number of shares of common stock that may be subject to award is 1,000,000, including the 492,127 shares of common stock issuable upon exercise of options granted under the SFA Plan and assumed under the Plan. A compensation committee made up of members of the Company’s Board of Directors administers the plan. The number of shares of common stock allocated to the Plan automatically increase at the beginning of each fiscal year by a number equal to the lesser of 1.5% of the Company’s shares of outstanding common stock, 125,000 shares of common stock or an amount determined by the administrators. No one participant may receive awards for more than 200,000 shares of common stock in any one calendar year. The maximum number of performance units that may be granted to a participant in any one calendar year is $1,500 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of our stockholders as the administrators determine is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar event. If an option terminates, expires or becomes un-exercisable, or shares of common stock subject to a stock award, grant of performance shares, grant of deferred shares or stock appreciation right are forfeited, the shares subject to such option, stock award, grant of performance shares, grant of deferred shares or stock appreciation right are available under the first sentence of this paragraph for future awards under the Plan. In addition, shares that are issued under any type of award under the Plan and that are repurchased or reacquired by us at the lesser of fair market value and the original purchase price for such shares are also available under the first sentence of this paragraph for future awards under the Plan.
As of December 31, 2010, the Plan had 208,815 shares available for future grants. The options generally vest on a straight-line basis over 4 years and expire after 10 years. The SFA Plan plan requires adjustments to exercise prices when distributions are made to the shareholder by subtracting a pro-rata amount of the distribution from the original exercise price. Accordingly, outstanding employee stock options were re-priced and decreased by $1.67 on October 15, 2007, by $0.83 on June 26, 2008 and by $1.08 on September 21, 2009 concurrent with the associated declarations of distribution. The exercise price of the employee stock options was adjusted based on an existing anti-dilution provision that requires adjustment in the event of a declaration of distribution. The adjustment represented a probable-to-probable modification where the fair value of the stock options immediately before the modification reflects the anticipated required adjustment to the stock options’ terms in accordance with the anti-dilution provision. Therefore, the fair value of the award immediately before the modification equals its fair value immediately after the modification, and no additional compensation expense was recognized at the time of the re-pricing.
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
Additionally, 15,380 restricted shares were issued to the Directors on December 16, 2009 at $14.37 per share based on the closing stock price on the day of grant. The total fair value of $221 will vest over a three year period. On January 4, 2010, the Company granted 20,000 shares of restricted stock to our Chief Executive Officer that vest over a three year period with a grant date fair value of $327 based on the price of the stock at the date of grant. The weighted average remaining life of all outstanding restricted stock is 2.0 years as of December 31, 2010.
The following table reflects the restricted stock activity:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Granted	15,380	$14.37

Outstanding at December 31, 2009	15,380	$14.37

Granted	20,000	$16.37
Vested	(5,128)	$14.37

Outstanding at December 31, 2010	30,252	$15.69

The following table summarizes stock option activity:

		Weighted-
		Average
	Options	Exercise Price

Options outstanding at December 31, 2007	600,039	$10.00

Options granted	135,000	$11.19
Options exercised	—	—
Options forfeited	(266,684)	9.17

Options outstanding at December 31, 2008	468,355	$9.75

Options granted	259,087	$14.46
Options exercised	—	—
Options forfeited	(166,131)	9.57

Options outstanding at December 31, 2009	561,311	$10.18

Options granted	354,500	$14.18
Options exercised	(75,000)	6.52
Options forfeited	(35,006)	8.51

Options outstanding at December 31, 2010	805,805	$11.99

The following table summarizes stock option vesting and unvested options:

		Weighted-	Weighted
		Average	Average
		Grant Date	Exercise
	Options	Fair Value	Price

Unvested at December 31, 2007	600,039	$4.49	$10.00

Granted	135,000	$4.20	$11.19
Vested	(83,339)	4.49	9.17
Forfeited	(266,684)	4.49	9.17

Unvested at December 31, 2008	385,016	$4.39	$9.88

Vested at December 31, 2008	83,339	$4.49	$9.17

Granted	259,087	$4.86	$14.46
Vested	(54,175)	4.22	10.43
Forfeited	(166,131)	4.24	9.57

Unvested at December 31, 2009	423,797	$4.64	$11.27

Vested at December 31, 2009	137,514	$4.39	$6.82

Granted	354,500	$4.68	$14.18
Vested	(144,879)	4.66	9.81
Forfeited	(35,006)	4.53	8.51
Exercised	(75,000)	4.49	6.52

Unvested at December 31, 2010	598,412	$4.71	$12.98

Vested at December 31, 2010	207,393	$4.54	$9.15

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
The Company recognized compensation expense of $909, $4,757, and $435 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was approximately $2,345 and $388 of unrecognized stock-compensation expense related to unvested stock options and restricted stock awards, respectively, which are expected to be recognized over a weighted average period of 2.7 and 2.0 years, respectively.
The Company did not recognize any excess tax benefits from share-based compensation during the year ended December 31, 2008. The Company recognized an excess tax benefit of $289 and $1,871 for stock based compensation for the years ended December 31, 2010 and 2009, respectively.
The following weighted-average assumptions were used for option grants made for the years ended December 31, 2010, 2009 and 2008.

	As of December 31,
	2010	2009	2008

Expected Volatility	33.5%	33.6%	33.7%
Expected term (in years)	5	5	5
Dividend yield	0.0%	0.0%	0.0%
Risk-free Interest Rate	1.26 — 2.65%	1.72 — 2.09%	3.3%
•	Expected Volatility. The expected volatility of the Company’s shares was estimated using the volatility of a peer group of public companies. The Company was not public for a long enough period to have sufficient data points in calculating volatility based on its own stock trading history.
•	Expected Term. Because of the small group of option holders, the Company used actual and expected attrition rates to estimate the term of the options.
•	Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.
•	Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

12. Provision for Income Taxes
Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008

Current
Federal	$4,407	$1,706	$2,457
State & Local	1,015	813	793

Total current	5,422	2,519	3,250

Deferred
Federal	(233)	(966)	(1,712)
State & Local	(24)	(267)	(400)

Total deferred	(257)	(1,233)	(2,112)

Total income tax provision	$5,165	$1,286	$1,138

The differences between the expense from income taxes at the statutory U.S. federal income tax rate and those reported in the statements of operations for the Company are as follows:

	Year Ended December 31,
	2010	2009	2008

U.S. Federal income tax rate	35.0%	34.0%	34.0%
State taxes	4.8	15.6	11.8
Change in valuation allowance	(2.9)	2.4	0.0
Meal and entertainment, and other	0.2	(1.7)	5.9

Provision for income taxes	37.1%	50.3%	51.7%

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
Components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2010	2009

Deferred tax assets
Depreciation and amortization	$3,523	$5,677
Accrued bonuses and vacation	832	522
Bad debt and other reserves	194	130
Net operating losses and tax credits	463	899
Other	128	421
Less: Valuation allowance	—	(840)

Total deferred tax assets	$5,140	6,809

Deferred tax liabilities
Prepaid expenses	$(182)	$(190)

Total deferred tax liability	(182)	(190)

Net deferred tax assets	$4,958	$6,619

The Company assesses the realizability of deferred tax assets by considering several factors including the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and historical book income. Based on the Company’s historical earnings, historical taxable income, future reversal of deferred tax assets, and estimated future profitability and taxable income, management believes it is more likely than not that all deferred tax assets will be realized.

	Balance at	Additions to	Deductions of
	Beginning of	Valuation	Valuation	Balance at End
Description	Period	Allowance	Allowance	of Period
Tax valuation allowance
Period ended December 31, 2010	$840	$—	$840	$—
Period ended December 31, 2009	—	840	—	840
Period ended December 31, 2008	—	—	—	—
The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2007.
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
On October 1, 2010, the Company completed the acquisition of all outstanding equity interests in Zytel and recorded an uncertain tax position reserve of $1,686 related to federal and state tax positions taken since 2006. The Company recognizes interest accrued and penalties related to the uncertain tax positions as a part of Other expense, which were $16 for the year ended December 31, 2010. The Company is indemnified up to $1,850 through the purchase agreement and has recorded an Indemnification asset for $1,702 as of December 31, 2010. Increases in the indemnification asset are recorded through Other income, which were $16 for the year ended December 31, 2010. The indemnification asset is backed by cash held in escrow.
13. Employee Benefit Plans
The Company maintains a 401(k) savings plan that covers all eligible GNA employees, (the GNA 401(k) Plan). Effective January 1, 2010 the TAC 401(k) Plan and the GNA profit sharing plan were merged into the GNA 401(k) plan. The GNA 401(k) Plan is a “defined contribution plan” whereby eligible participants have the option of contributing to the plan up to the statutorily prescribed limit. The Company provides 100% matching funds for eligible participating employees, limited to the employee’s participation of up to 5% of earnings. Participants are 100% vested in their employee contributions immediately and the participants’ interests in Company matching contributions vest over three years (after 2 years 50% and 3 years 100%). Participants also become fully vested upon reaching age 65 with which is the defined retirement age. The plan also allows a discretionary employer contribution of 3% of an eligible employee’s compensation for active employees on December 31 each year. The discretionary contribution has a five-year vesting schedule. Contributions to the plans were $3,366, $2,706 and $2,907 for the years ended December 31, 2010, 2009 and 2008, respectively.
14. Earnings Per Share
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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Year Ended December 31,
	2010	2009	2008
Net income	$8,753	$1,269	$1,062

Weighted average basic shares outstanding	9,056,196	6,341,079	6,000,000
Effect of dilutive shares:
Assuming exercise of stock options	97,643	91,331	—
Restricted shares	3,040	7,891	—

Weighted average dilutive shares outstanding	9,156,879	6,440,301	6,000,000

Basic earnings per share	$0.97	$0.20	$0.18

Diluted earnings per share	$0.96	$0.20	$0.18

Employee stock options have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. As such, 441,033 and 564,275 were excluded from the Company’s earnings per share calculations due to their anti-dilutive impact for the years ended December 31, 2010 and 2008, respectively.
15. Related Party Transactions
GNA provides subcontracting services as well as support for security, information technology and other administrative services to its affiliate, Global Strategies Group Holding, S.A. and its subsidiaries (referred to collectively as “GLOBAL”). Included in revenue are services rendered to GLOBAL for the year ended December 31, 2010, 2009 and 2008 in the amounts of $1,611, $1,765 and $553, respectively. Included in due from affiliates are amounts due for these subcontracting and support services as of December 31, 2010 and 2009 in the amounts of $288 and $350, respectively.
Also included in due from affiliates are amounts provided by GNA to Global Strategies Group (Integrated Security), Inc. (“GIS”), an affiliate of GLOBAL, as short-term advances for payroll and operating expenses. As of December 31, 2010 and 2009, accounts receivable from GIS for such advances were $213 and $759, respectively.
Included in selling, general and administrative expense are services rendered by GLOBAL for corporate management and certain administrative expenses to the Company for the years ended December 31, 2009 and 2008 in the amounts of $1,924 and $28, respectively. These services ceased upon completion of our initial public offering in November 2009.
In addition to the above, please see Note 8 for information on the Company’s related party debt.
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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Year Ended December 31,
	2010	2009	2008

Revenue from external customers
TIS Segment	$105,591	$90,388	$80,433
FMMS Segment	127,078	122,457	108,993

Total revenue from external customers	$232,669	$212,845	$189,426

Operating income
TIS Segment	$9,957	$7,766	$7,441
FMMS Segment	14,148	16,282	13,060
Unallocated Corporate expenses	(9,722)	(19,651)	(15,591)

Total operating income	$14,383	$4,397	$4,910
Interest expense, net	(465)	(1,842)	(2,710)

Income before income taxes	$13,918	$2,555	$2,200

Depreciation of fixed assets
TIS Segment	$504	$585	$615
FMMS Segment	288	327	311
Unallocated Corporate expenses	—	3	2

Total	$792	$915	$928

Capital expenditures
TIS Segment	$1,037	$263	$211
FMMS Segment	155	356	379
Unallocated Corporate expenses	—	452	12

Total	$1,192	$1,071	$602

Revenue from major customers
Department of Defense	71.1%	75.0%	74.2%
National security agencies	28.9%	25.0%	25.8%

	As of December 31,
	2010	2009

Total assets
TIS Segment	$33,818	$19,407
FMMS Segment	57,863	36,140
Unallocated Corporate assets	122,598	56,964

Total	$214,279	$112,511

18. Unaudited Quarterly Financial Data
Unaudited summarized financial data by quarter for the years ended December 31, 2010 and 2009 is presented in the table below.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Revenue	$45,893	$49,222	$55,379	$82,175
Operating income	1,434	3,535	2,757	6,657
Income before income taxes	1,429	3,491	2,716	6,282

Net income	$1,094	$2,063	$2,013	$3,583

Basic EPS	$0.12	$0.23	$0.22	$0.39
Diluted EPS	$0.12	$0.23	$0.22	$0.39

2009
Revenue	$49,613	$53,427	$54,028	$55,777
Operating income (loss)	2,256	1,689	2,363	(1,911)
Income (loss) before income taxes	1,749	1,199	1,872	(2,265)

Net (loss) income	$919	$641	$1,272	$(1,563)

Basic EPS	$0.15	$0.11	$0.21	$(0.21)
Diluted EPS	$0.15	$0.11	$0.21	$(0.21)
19. Subsequent Event
On March 2, 2011, GTEC entered into a definitive agreement to be acquired by an affiliate of Ares Management LLC (“Ares”). The agreement was approved by GTEC’s Board of Directors and the tender offer is not subject to any financing contingencies. Under the terms of the definitive agreement, Ares will commence a cash tender offer to acquire GTEC’s outstanding shares of common stock at $24.25 per share. The closing of the tender offer, which is expected to occur in the second quarter of 2011, is subject to customary terms and conditions, including the tender of at least a majority of GTEC’s shares (on a fully diluted basis) and regulatory approvals including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Upon completion of the merger, GTEC will become a private company, wholly owned by Sentinel Acquisition Holdings Inc., an affiliate of Ares.